Form 10-K405
period 1996-12-31
PHYSICIAN PARTNERS CORVALLIS PC
filed 1997-04-07
CIK 1029816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to _________

                       Commission file number 333-15595-02

                           THE CORVALLIS CLINIC, P.C.
                   formerly PHYSICIAN PARTNERS CORVALLIS, P.C.
             (Exact Name of Registrant as Specified in Its Charter)

Oregon                                                                93-1221257
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

Address of Principal Executive Offices
Registrant's telephone number, including area code

                               444 N.W. Elks Drive
                             Corvallis, Oregon 97330
                                 (541) 754-1374

Securities registered pursuant to Section 12(b) of the Act:
       Title of Each Class            Name of Each Exchange on Which Registered




Securities registered pursuant to Section 12(g) of the Act:



                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. [x]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                 The Registrant's shares have no market value.


                 Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [ ]   No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         70 shares of Common Stock were outstanding as of April 3, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         This report contains only financial statements for fiscal 1996, pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended.

                             CORVALLIS CLINIC, P.C.
                (FORMERLY PHYSICIAN PARTNERS CORVALLIS, P.C.)
                          INDEX TO FINANCIAL STATEMENTS


1.  THE CORVALLIS CLINIC, P.C.
(FORMERLY PHYSICIAN PARTNERS CORVALLIS, P.C.)

Report of Independent Accountants

Balance Sheet as of December 31, 1996

Notes to Financial Statements


2. THE CORVALLIS CLINIC, P.C.

Report of Independent Public Accountants

Balance Sheets as of December 31, 1996 and November 30, 1995

Statements of Operations for the thirteen months ended December 31, 1996 and the years ended November 30, 1995 and 1994

Statements of Cash Flows for the thirteen months ended December 31, 1996 and the years ended November 30, 1995 and 1994

Statements of Accumulated Deficit for the thirteen months ended December 31, 1996 and the years ended November 30, 1995 and 1994

Notes to Financial Statements

                      THE CORVALLIS CLINIC, PC
                      (FORMERLY PHYSICIAN PARTNERS CORVALLIS, PC)

                      FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1996
                      TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Corvallis Clinic, PC:

We have audited the accompanying balance sheet of The Corvallis Clinic, PC, formerly Physician Partners Corvallis, PC (an Oregon corporation) as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of The Corvallis Clinic, PC as of December 31, 1996 in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP


Portland, Oregon,
  April 3, 1997

                            THE CORVALLIS CLINIC, PC
                  (FORMERLY PHYSICIAN PARTNERS CORVALLIS, PC)

                      BALANCE SHEET AS OF DECEMBER 31, 1996





                                     ASSETS

CASH                                                                      $  1
                                                                          ----
          Total assets                                                    $  1
                                                                          ====

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                               $ -

STOCKHOLDERS' EQUITY:

  Common stock voting; no par value; 500 shares authorized; 64 shares issued and outstanding
                                                                             1
                                                                          ----
          Total liabilities and stockholders' equity                      $  1
                                                                          ====


           The accompanying notes are an integral part of this statement.

                            THE CORVALLIS CLINIC, PC
                  (FORMERLY PHYSICIAN PARTNERS CORVALLIS, PC)


                          NOTES TO FINANCIAL STATEMENT




1.  BUSINESS AND ORGANIZATION:

The Corvallis Clinic, PC (Corvallis), an Oregon professional corporation, was incorporated on September 18, 1996 under the name Physician Partners Corvallis, PC for the purpose of effecting a reorganization transaction between Physician Partners, Inc. (PPI) and three Oregon professional corporations (the Founding Clinics).

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the three Founding Clinics between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). Corvallis is one of the New PCs. The physician practice management business, along with substantially all of the assets and liabilities of the three Founding Clinics, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses.

Essentially all of the cash remaining in the New PC after the payments to PPI under the management agreement will fund the compensation and benefits of providers employed by the New PCs.

2.  STATEMENTS OF OPERATIONS AND CASH FLOWS:

No statements of operations and cash flows have been presented as PPC did not commence operations until February 1, 1997 and, accordingly, there has been no operating or cash activities.

                              THE CORVALLIS CLINIC, P.C.

                              FINANCIAL STATEMENTS
                              AS OF DECEMBER 31, 1996 AND NOVEMBER 30, 1995 TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Corvallis Clinic, P.C.:

We have audited the accompanying balance sheets of The Corvallis Clinic, P.C. (an Oregon professional corporation) as of December 31, 1996 and November 30, 1995, and the related statements of operations, accumulated deficit and cash flows for the thirteen-month period ended December 31, 1996, and each of the years in the two-year period ended November 30, 1995. These financial statements are the responsibility of Corvallis' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Corvallis Clinic, P.C. as of December 31, 1996 and November 30, 1995, and the results of its operations and its cash flows for the thirteen-month period ended December 31, 1996, and each of the years in the two-year period ended November 30, 1995 in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP


Portland, Oregon,
  March 5, 1997

                           THE CORVALLIS CLINIC, P.C.


         BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND NOVEMBER 30, 1995

                                     ASSETS

                                                                                                  1996                 1995
                                                                                               -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $   186,572         $   176,812
  Patient accounts receivable, net of allowances for
    contractual discounts and uncollectible accounts of
    $2,544,000 and $1,992,000 at December 31, 1996 and
    November 30, 1995, respectively                                                              4,232,274           4,303,960
  Healthcare and other receivables                                                               2,089,043           1,179,380
  Inventories of drugs and supplies                                                                219,245             224,065
  Prepaid expenses and deposits                                                                    196,134             479,264
                                                                                               -----------         -----------
          Total current assets                                                                   6,923,268           6,363,481
                                                                                               -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $9,220,560 and $7,533,789 at December 31, 1996 and November 30, 1995,
  respectively                                                                                  18,913,428          19,533,621
                                                                                               -----------         -----------
OTHER ASSETS:
  Investments in affiliates                                                                        654,225             561,668
  Other                                                                                                  -              89,882
                                                                                               -----------         -----------
                                                                                                   654,225             651,550
                                                                                               -----------         -----------
          Total assets                                                                         $26,490,921         $26,548,652
                                                                                               ===========         ===========

                                    LIABILITIES, REDEEMABLE STOCK AND ACCUMULATED DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                                $   898,941         $   531,934
  Line of credit                                                                                 3,330,000           1,409,000
  Accounts payable and accrued expenses                                                          1,747,593           2,055,262
  Income taxes payable                                                                                   -              32,215
  Accrued healthcare costs                                                                       3,057,806           1,280,367
  Accrued compensation and related expenses                                                      1,114,538           1,909,124
  Deferred revenue                                                                                 338,800             396,747
                                                                                               -----------         -----------
          Total current liabilities                                                             10,487,678           7,614,649
                                                                                               -----------         -----------
LONG-TERM DEBT, net of current portion                                                           1,387,713             729,453

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                               13,958,827          14,258,343
DEFERRED COMPENSATION AND OTHER                                                                  1,755,025           1,629,848
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCKS                                                                                6,959,412           5,659,948
ACCUMULATED DEFICIT                                                                             (8,057,734)         (3,343,589)
                                                                                               -----------         -----------
          Total liabilities, redeemable stock and
            accumulated deficit                                                                $26,490,921         $26,548,652
                                                                                               ===========         ===========



      The accompanying notes are an integral part of these balance sheets.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF OPERATIONS

               FOR THE THIRTEEN MONTHS ENDED DECEMBER 31, 1996 AND

                   THE YEARS ENDED NOVEMBER 30, 1995 AND 1994


                                                                             1996                1995                1994
                                                                          -----------         -----------         -----------
REVENUES:
  Fee-for-service, net                                                    $22,451,664         $20,704,589         $19,545,575
  Prepaid healthcare, net                                                  21,257,480          18,469,738          15,798,726
                                                                          -----------         -----------         -----------
          Net revenues                                                     43,709,144          39,174,327          35,344,301

  Less- Provider compensation and benefits                                 11,419,464          13,209,215          13,729,125
                                                                          -----------         -----------         -----------
          Net revenues less provider
            compensation and benefits                                      32,289,680          25,965,112          21,615,176
                                                                          -----------         -----------         -----------

EXPENSES:
  Clinic salaries, wages and benefits                                      15,620,339          12,579,457          10,403,834
  Purchased medical services                                                6,182,411           4,716,727           3,081,120
  Medical and office supplies                                               4,623,283           3,842,572           3,327,093
  General and administrative expenses                                       3,315,234           3,560,219           3,157,030
  Lease and rent expense                                                      289,825             197,603             177,594
  Provision for uncollectible accounts                                      1,270,141           1,767,545           1,181,471
  Depreciation and amortization                                             1,689,791           1,114,947           1,005,715
                                                                          -----------         -----------         -----------
          Total operating expenses                                         32,991,024          27,779,070          22,333,857
                                                                          -----------         -----------         -----------

          Operating loss                                                     (701,344)         (1,813,958)           (718,681)

OTHER INCOME (EXPENSE):
  Interest income                                                              46,037              65,776              55,468
  Interest expense                                                         (1,916,251)         (1,223,370)           (780,123)
  Equity in income of affiliates                                              301,630             232,428             107,332
  Other                                                                       465,812             631,945              58,852
                                                                          -----------         -----------         -----------
          Net loss before provision for
            income taxes                                                   (1,804,116)         (2,107,179)         (1,277,152)
                                                                          -----------         -----------         -----------
PROVISION FOR INCOME TAXES                                                          -                   -                   -
                                                                          -----------         -----------         -----------
NET LOSS                                                                  $(1,804,116)        $(2,107,179)        $(1,277,152)
                                                                          ===========         ===========         ===========


        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF CASH FLOWS

               FOR THE THIRTEEN MONTHS ENDED DECEMBER 31, 1996 AND

                   THE YEARS ENDED NOVEMBER 30, 1995 AND 1994


                                                                            1996                 1995                 1994
                                                                         -----------          -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(1,804,116)        $(2,107,179)        $(1,277,152)
  Adjustment to reconcile net loss to net
    cash provided by (used in) operating
    activities-
      Depreciation and amortization                                         1,689,791           1,114,947           1,005,715
      Equity in income of affiliates                                         (301,630)           (232,428)           (107,332)
      Equity in income of affiliate offset
        against operating expenses                                             69,498                   -                   -
      Equity in income of affiliate offset
        against interest expense                                             (546,716)           (288,927)                  -
      Loss on sale of property, plant and
        equipment                                                                 310                   -             164,366
      Loss on sale of equity interest in
        affiliate                                                              18,036                   -                   -
      Changes in operating assets and
        liabilities:
          Patient accounts receivable, net                                     71,686             363,674            (327,642)
          Healthcare and other receivables                                   (909,663)            425,736             110,955
          Inventories of drugs and supplies                                     4,820              32,778             (13,138)
          Prepaid expenses and deposits                                       283,130             (71,939)            (66,424)
          Other assets                                                         89,882             (65,998)            (23,884)
          Accounts payable and accrued
            expenses                                                         (439,726)            423,420             417,478
          Income taxes payable                                                (32,215)             32,215                   -
          Accrued healthcare costs                                          1,777,439             798,932             371,470
          Accrued compensation and related
            expenses                                                         (794,586)         (3,002,229)          1,319,217
          Deferred revenue                                                    (57,947)             50,132             (28,163)
          Deferred compensation and other                                     125,177             140,531             127,668
                                                                          -----------         -----------         -----------
          Net cash provided by (used in)
             operating activities                                            (756,830)         (2,386,335)          1,673,134
                                                                          -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (1,070,187)         (3,203,644)         (3,105,891)
  Purchases of investments                                                          -            (123,673)                  -
  Cash distributions received from
    investments                                                               615,000             400,000              19,408
  Cash distributions received from sale of
    property, plant and equipment                                                 279                   -                   -
  Cash distributions received from sale of
    equity interest in affiliate                                               53,255                   -                   -
                                                                          -----------         -----------         -----------
          Net cash used in investing
            activities                                                       (401,653)         (2,927,317)         (3,086,483)
                                                                          -----------         -----------         -----------

                                                                                                                   (continued)

                           THE CORVALLIS CLINIC, P.C.


                      STATEMENTS OF CASH FLOWS (CONTINUED)

               FOR THE THIRTEEN MONTHS ENDED DECEMBER 31, 1996 AND

                   THE YEARS ENDED NOVEMBER 30, 1995 AND 1994



                                                                             1996                1995                   1994
                                                                          -----------         -----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings under line of
    credit agreement                                                      $ 1,921,000         $ 1,409,000            $      -
  Proceeds from issuance of long-term debt                                  1,400,000           1,200,000                   -
  Principal payments on long-term debt and
    direct financing lease obligation                                        (674,249)           (239,408)           (140,712)
  Proceeds from issuance of common stock                                       10,000                   -              18,000
  Proceeds from issuance of preferred stock                                         -                   -             310,000
  Payments for redemption of common stock                                    (122,768)            (23,000)            (69,000)
  Payments for redemption of preferred stock                                  (57,000)            (19,000)            (48,000)
  Proceeds from repayments of notes receivable from stockholders
                                                                               81,081             136,925             143,549
  Cash received in formation of HealthCare
    Partners, LLC                                                                   -           2,734,386                   -
  Costs incurred related to Physician
    Partners, Inc. transaction                                             (1,389,821)                  -                   -
                                                                          -----------         -----------         -----------
          Net cash provided by financing
            activities                                                      1,168,243           5,198,903             213,837
                                                                          -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                   9,760            (114,749)         (1,199,512)

CASH AND CASH EQUIVALENTS, beginning of period                                176,812             291,561           1,491,073
                                                                          -----------         -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                  $   186,572         $   176,812         $   291,561
                                                                          ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                                $ 2,326,795         $   891,190         $   780,123
    Cash paid (received) for income taxes                                      53,717             (41,558)             74,420


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During 1995, Corvallis formed a limited liability company by contributing certain real property and associated debt in exchange for a 50% ownership interest in the new entity (Note 13).
  Notes receivable from shareholders for purchase of stock during 1996, 1995 and 1994 were $13,000, $23,000 and $399,150, respectively.
  Corvallis received a noncash distribution from an affiliate during 1996 of
    $69,498.
  Redemption of common stock in exchange for a payable of $132,057 during 1996.



        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                        STATEMENTS OF ACCUMULATED DEFICIT

               FOR THE THIRTEEN MONTHS ENDED DECEMBER 31, 1996 AND

                   THE YEARS ENDED NOVEMBER 30, 1995 AND 1994



BALANCE, November 30, 1993                                                    $ 1,373,766

  Redemption of common stock                                                      (44,000)

  Accretion of common stock                                                      (511,560)

  Net loss                                                                     (1,277,152)
                                                                              -----------
BALANCE, November 30, 1994                                                       (458,946)

  Accretion of common stock                                                      (777,464)

  Net loss                                                                     (2,107,179)
                                                                              -----------
BALANCE, November 30, 1995                                                     (3,343,589)

  Accretion of common stock                                                    (1,520,208)

  Costs incurred related to Physician Partners, Inc. transaction               (1,389,821)

  Net loss                                                                     (1,804,116)
                                                                              -----------
BALANCE, December 31, 1996                                                    $(8,057,734)
                                                                              ===========



        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                          NOTES TO FINANCIAL STATEMENTS



1.  BUSINESS AND ORGANIZATION:

The Corvallis Clinic, P.C. (Corvallis), an Oregon professional corporation, is a multi-specialty medical clinic. Corvallis was founded in 1947 with the belief that group practice offers the best means of promoting and maintaining the highest standards of medical care.

Corvallis consists of approximately 509 employees and 96 professional providers who offer a wide range of primary and specialty care. In addition, Corvallis offers ancillary services such as physical therapy, optical, pharmacy, laboratory and imaging.

The majority of Corvallis operations are located in two facilities in Corvallis, Oregon. In addition, Corvallis operates four satellite offices: Albany Family Medicine, Corvallis Family Medicine, Philomath Family Medicine and Research Park. A significant change in the demographics of this area may have an adverse impact on the business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION:

Selected accounting policies are discussed below. Other significant accounting policies regarding revenues, income taxes, professional liability, deferred compensation and investments in affiliates are discussed in specific notes that follow.

Change in Fiscal Year End

Effective December 1, 1995, Corvallis changed its fiscal year end from November 30 to December 31. Accordingly, the 1996 fiscal year ended December 31, includes the results of operations for thirteen months, whereas the previous two fiscal years ended on November 30.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

Corvallis extends credit to patients covered by commercial insurance, Medicare and Medicaid. Corvallis manages credit risk with the various public and private insurance providers, as deemed appropriate by management. Allowances for contractual discounts and uncollectible accounts have been made for potential losses, where appropriate.

Inventories of Drugs and Supplies

Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance, repairs and minor replacements are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recorded as other income or expense.

Depreciation is computed using both accelerated and straight-line methods over the estimated useful lives of the respective assets. Equipment under capital lease is amortized using the straight-line method over the shorter of the period of the lease term or the estimated useful life of the equipment. Estimated lives are as follows:

Building and building improvements                     7-40 years
Furniture and equipment                                5-15 years

Accrued Healthcare Costs

Accrued healthcare costs are calculated based on reported claims and an estimate based on historical data of incurred but not reported claims. These accrued healthcare cost estimates will vary from actual results and the differences may be significant.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair value based on the short maturities of these instruments.

Interest rates that are currently available to Corvallis for issuance of debt with similar terms and remaining maturities were used to estimate fair value for debt issues. The current carrying value of debt approximates fair value.

Corvallis does not hold or issue financial instruments or derivative financial instruments for trading purposes.

Notes Receivable from Stockholders

Corvallis maintains various agreements with stockholders for their purchase of common stock. The notes bear interest at 6.52% and mature at various stages through the year 2006.

Provider Compensation and Benefits

Provider compensation and benefits consists of the direct costs of patient care providers such as physicians and other allied health professionals. A substantial portion of these costs are paid to providers who are stockholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  REVENUES:

Corvallis reports its revenues according to two principal types of payment methodologies as discussed below:

Prepaid Healthcare

Corvallis contracts with various Health Maintenance Organizations (HMOs) to provide care to plan enrollees. These programs provide for a prepaid monthly fixed capitation payment on a per member basis to Corvallis by the HMO for plan enrollees.

The majority of the HMO contracts are full-risk or modified full-risk contracts. Under a full-risk contract, Corvallis assumes the obligation of providing all healthcare services to enrollees and is obligated to reimburse outside providers for services rendered to enrollees. Generally, such payments to outside providers are limited to out-of-area services, emergency services and services not currently offered by Corvallis. Modified full-risk contracts are similar to full-risk contracts except that the HMO is obligated to pay for out-of-area services.

Corvallis has entered into subcapitation agreements with certain of these outside providers. Under these agreements, Corvallis prepays the outside provider based upon enrollee/participant formulas in which the subprovider assumes the risk of providing patient care. Additional limitations on losses are provided by the payment of stop loss reinsurance premiums and through a percentage limitation on overall savings or losses of the programs.

Corvallis has accrued the claims associated with services provided by outside providers for which Corvallis is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare cost in the accompanying financial statements.

Corvallis follows the policy of netting prepaid healthcare revenues and purchased medical services expenses for the institutional portion of capitated agreements. Liabilities associated with these contracts are included in accrued healthcare costs in the accompanying financial statements. Corvallis' revenue associated with these contracts was approximately $16,699,000 and $11,945,000 for the thirteen months ended December 31, 1996 and the year ended November 30, 1995, respectively.

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. Corvallis has agreements with third-party payors that provide payments to Corvallis at amounts different from its established rates. The difference between the established rates and the related payment amounts are reflected as contractual discounts, as shown below:

                                                                           Year Ended November 30,
                                          13 Months Ended              ------------------------------
                                         December 31, 1996                1995                1994
                                         -----------------             -----------        -----------

Fee-for-service, gross                         $28,801,033             $25,778,976        $25,129,788
Contractual discounts                            6,349,369               5,074,387          5,584,213
                                               -----------             -----------        -----------
Fee for service, net                           $22,451,664             $20,704,589        $19,545,575
                                               ===========             ===========        ===========

A summary of the most significant fee-for-service arrangements is as follows:

         Medicare

         A significant portion of Corvallis' services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 16%, 15%, and 18% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1996, 1995 and 1994, respectively.

         Medicaid

         Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 2%, 3% and 5% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1996, 1995 and 1994, respectively.

         Other Payors

         Corvallis has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to Corvallis under these agreements includes discounts from established charges.

Major Customers

Two customers in 1996, four customers in 1995 and two customers in 1994 represented individually more than 10% of Corvallis' net revenue as follows:

                                                    13 Months           Year Ended
                                                      Ended            November 30,
                                                  December 31,         ------------
                                                      1996            1995      1994
                                                  -----------         --------------
Pacificare - Commercial                                21%             23%       19%
Pacificare - Secure Horizons                           10              16        13
SelectCare                                              -              10         -
Oregon Health Plan                                      -              11         -

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                                  December 31,       November 30,
                                                                      1996               1995
                                                                  -----------        ------------

Land and land improvements                                        $   666,565        $   666,565
Buildings and leasehold improvements                               19,448,346         14,109,506
Furniture and equipment                                             8,019,077          7,016,184
Construction in progress                                                    -          5,275,155
                                                                  -----------        -----------
                                                                   28,133,988         27,067,410
Less- Accumulated depreciation                                     (9,220,560)        (7,533,789)
                                                                  -----------        -----------
                                                                  $18,913,428        $19,533,621
                                                                  ===========        ===========

5.  INCOME TAXES:

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires that Corvallis follow the liability method of accounting for deferred income taxes. Differences between financial reporting and income tax net operating losses are due primarily to the use of the cash method of accounting for income tax purposes. Corvallis has adopted a December 31 year-end for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Corvallis' deferred tax assets and liabilities are as follows:

                                                                             December 31,        November 30,
                                                                                 1996                1995
                                                                             -----------        -----------

Deferred tax assets:
  Cash to accrual adjustments                                                $ 4,261,000        $ 4,254,000
  Net operating loss                                                             832,000          1,135,000
  Other                                                                          306,000              4,000
                                                                             -----------        -----------
          Gross deferred tax assets                                            5,399,000          5,393,000

Less- Valuation allowance                                                     (1,778,000)        (2,161,000)
                                                                             -----------        -----------
          Net deferred tax asset                                               3,621,000          3,232,000

Deferred tax liabilities:
  Cash to accrual adjustments                                                 (3,621,000)        (3,232,000)
                                                                             -----------        -----------
          Net deferred tax (liability) asset                                    $      -           $      -
                                                                             ===========        ===========

Due to the differing fiscal periods, the federal and state net operating loss carryforwards reported on the respective tax returns will differ from the amounts reported above.

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                    13 Months                  Year Ended
                                                      Ended                   November 30,
                                                  December 31,          ---------------------------
                                                       1996               1995              1994
                                                  -------------         -----------    ------------
Federal tax at statutory rate                       $(604,000)          $(716,000)        $(434,000)
Add (deduct):
  State income tax, net of federal
    benefit                                          (107,000)           (126,000)          (77,000)
  Future tax benefits not recognized                  699,000             849,000           510,000
  Other                                                12,000              (7,000)            1,000
                                                    ---------           ---------         ---------
Provision for income taxes                             $    -              $    -            $    -
                                                    =========           =========         =========


Nonrealized future tax benefits referred to above represent tax benefits related to net operating loss (NOL) carryforwards. These benefits have not been recognized in the accompanying financial statements because there is no assurance these NOLs can be utilized in the future.

6.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                           December 31,         November 30,
                                                                                                1996                1995
                                                                                           -------------        -----------

Note payable interest at 10%, payable in monthly installments of $30,551 through
    February 1999, secured by equipment                                                      $  706,641          $1,007,818

Notepayable, interest at 9%, payable in monthly installments of $35,097 through
    August 2000, secured by real equipment                                                    1,303,972                   -
                                                                                             ----------          ----------
          Total long-term debt                                                                2,010,613           1,007,818

Less- Current portion                                                                          (622,900)           (278,365)
                                                                                             ----------          ----------
          Long-term debt, net of current portion                                             $1,387,713          $  729,453
                                                                                             ==========          ==========

Scheduled maturities of long-term debt, including current maturity, are as follows:

             1997                    $  622,900
             1998                       685,795
             1999                       430,654
             2000                       271,264
                                     ----------
                                     $2,010,613
                                     ==========

Lines of Credit

Corvallis maintains a revolving line-of-credit agreement with a bank providing up to $2,500,000, secured by accounts receivable and inventory. Corvallis maintains a second revolving line-of-credit agreement with a bank providing up to $1,400,000 secured by business equipment. At December 31, 1996, borrowings outstanding were $3,330,000. These lines of credit bear interest at the lender's prime rate (8.25% at December 31, 1996) and are due on demand. At February 1, 1997, the $2,500,000 revolving line of credit was consolidated into a $7,500,000 line-of-credit as a result of the reorganization transaction (Note 14).

7.  LEASE COMMITMENTS:

Capital Lease

Corvallis leases certain equipment under an agreement which is classified as a capital lease. The lease has an original term of five years and includes a bargain purchase option. Lease equipment included in property, plant and equipment is as follows:

                                                              December 31,        November 30,
                                                                 1996                1995
                                                               --------             --------

Equipment                                                      $ 260,255           $ 260,255
Less- Accumulated amortization                                  (177,841)           (121,452)
                                                               ---------           ---------
                                                               $  82,414           $ 138,803
                                                               =========           =========

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment and the related rentals are charged to operations as incurred.

Future Minimum Lease Payments

Future minimum lease payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996:

                                                  Capital        Operating
                                                   Lease           Leases
                                                  --------        --------
   1997                                           $ 67,864        $180,620
   1998                                             34,880         180,390
   1999                                                  -         183,640
   2000                                                  -          22,680
   2001                                                  -          22,680
Thereafter                                               -          13,230
                                                  --------        --------
Total minimum lease payments                       102,744        $603,240
Amounts representing interest                       (9,541)       ========
                                                  --------
Present value of minimum payments                   93,203
Current portion                                    (55,071)
                                                  --------
Long-term capitalized lease obligations           $ 38,132
                                                  ========

Direct Financing Lease Obligation

In June of 1995, Corvallis contributed land, buildings, construction in process and related notes payable to HealthCare Partners, LLC (Note 13). At the date of transfer, Corvallis entered into 30-year lease agreements for the Asbury, Aumann, CFM and PFM buildings and a 5-year lease agreement for the Albany building. Monthly rental payments under these leases are $183,576. The assets were sold under a sale/leaseback arrangement and, therefore, this is being accounted for as a financing transaction wherein the assets remain on the books and continue to be depreciated. Corvallis recorded a direct financing lease obligation for cash received by Corvallis and obligations assumed by the LLC as part of the transaction.

The liability for this lease obligation was $14,141,665 at December 31, 1996 and $14,356,463 at November 30, 1995. Scheduled principal payments at December 31, 1996 are as follows:

             1997                     $   220,970
             1998                         242,667
             1999                         266,496
             2000                         286,655
             2001                         244,027
          Thereafter                   12,880,850
                                      -----------
                                      $14,141,665
                                      ===========

8.  RETIREMENT PLANS:

401(k) Profit Sharing Plan

Corvallis has a 401(k) Profit-Sharing Plan (the 401(k) Plan) in which all employees are eligible to participate subject to certain eligibility criteria. The 401(k) Plan permits employees to contribute up to 10% of their annual compensation (not to exceed certain annual limits imposed by the Internal Revenue Code). Corvallis is required to make matching contributions equal to 50% of employee contributions up to 8% of the employee's compensation. Corvallis may also make discretionary contributions. Clinic contributions are 100% vested.

Money-Purchase Pension Plan

Corvallis also has a Money-Purchase Pension Plan in which all employees are eligible to participate subject to certain eligibility criteria. Corvallis contributes 5.4% of the employee's eligible earnings up to $48,481 and 10.8% of eligible earnings in excess of $48,481. These contributions are 100% vested upon eligibility.

Corvallis' contributions for these plans for the 13-month period ended December 31, 1996 and the years ended November 30, 1995 and 1994 were approximately $1,494,000, $2,010,000 and $1,813,000, respectively.

9.  PROFESSIONAL LIABILITY:

Corvallis maintains a claims-made professional liability insurance policy. The policy coverage is $5,000,000 per claim, with no aggregate maximum limit for claims made against Corvallis and its employees. Accruals for outstanding claims and the associated deductibles are made in the period in which the event becomes known. Corvallis also accrues an actuarial estimate of the future liability for claims incurred but not reported prior to the end of the accounting period.

At February 1, 1997, Corvallis' professional liability insurance policy was consolidated into a Physician Partners, Inc. policy as a result of the reorganization transaction (Note 14). The consolidated claims-made policy has no deductible. The policy coverage is $2,000,000 per claim, with an aggregate limit of $4,000,000 and includes full prior acts coverage.

10.  REDEEMABLE STOCK:

Corvallis has three classes of stock which are redeemable at the option of the shareholders upon retirement, termination of employment and certain other events. A summary of the activity in these stock accounts for the period November 30, 1993 through December 31, 1996, together with other information, is presented below:

                                              Class A             Class B               Class C
                                         Voting Preferred      Voting Common      Nonvoting Preferred     Notes
                                         ------------------   -----------------   -------------------   Receivable
                                         Shares   Carrying     Shares  Carrying     Shares   Carrying      From
                                         Issued    Value       Issued    Value      Issued     Value    Stockholders     Total
                                         ------    -----       ------    -----      ------     -----    ------------     -----


BALANCE, November 30, 1993                 62    $1,117,636    11,335  $2,631,745     6,140  $614,000   $(485,931)     $3,877,450

  Stock issued                              9       207,000       700     210,150     3,100   310,000    (399,150)        328,000
  Stock redeemed                           (3)      (25,000)        -           -      (480)  (48,000)          -         (73,000)
  Accretion                                 -        58,817         -     452,743         -         -           -         511,560
  Payments of notes receivable              -             -         -           -         -         -     143,549         143,549
                                          ---    ----------    ------  ----------   -------  --------   ---------      ----------
BALANCE, November 30, 1994                 68     1,358,453    12,035   3,294,638     8,760   876,000    (741,532)      4,787,559

  Stock issued                              1        23,000         -           -         -         -     (23,000)              -
  Stock redeemed                           (1)      (23,000)        -           -      (190)  (19,000)          -         (42,000)
  Accretion                                 -         5,661         -     771,803         -         -           -         777,464
  Payments of notes receivable              -             -         -          -         -         -      136,925         136,925
                                          ---    ----------    ------  ----------   -------  --------   ---------      ----------
BALANCE, November 30, 1995                 68     1,364,114    12,035   4,066,441     8,570   857,000    (627,607)      5,659,948

  Stock issued                              1        23,000         -          -         -         -      (13,000)         10,000
  Stock redeemed                           (5)     (115,000)     (235)   (139,825)     (570)  (57,000)          -        (311,825)
  Accretion                                 -        78,566         -   1,441,642         -         -           -       1,520,208
  Payments of notes receivable              -             -         -          -         -         -       81,081          81,081
                                          ---    ----------    ------  ----------   -------  --------   ---------      ----------
BALANCE, December 31, 1996                 64    $1,350,680    11,800  $5,368,258     8,000  $800,000   $(559,526)     $6,959,412
                                          ===    ==========    ======  ==========   =======  ========   ==========     ==========

Current redemption value per share               $   23,000            $      595            $    100
                                                 ==========            ==========            ========

Redemption value for shares issued               $1,472,000            $7,021,000            $800,000
                                                 ==========            ==========            ========

Total authorized shares                   200                  25,000               100,000
                                          ===                  ======               =======

The carrying value of the Class A and Class B shares are being increased (accreted) to the redemption price using the effective interest rate through the earliest estimated redemption date. Currently, none of the shares are redeemable at a certain date. Accordingly, no determination can be made of redemption requirements for specific years in the future.

11.  DEFERRED COMPENSATION:

Corvallis provides compensation to eligible shareholders who retire based upon average shareholder income, as defined in the Employment Agreement, for the first three years following retirement. Provider/shareholder retirees who have 20-1/2 years of service and attain age 65 while in service with Corvallis are eligible to receive such deferred retirement compensation. The deferred compensation recorded in the accompanying financial statements is the net present value of the future obligations recognized for the years of service.

12.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Corvallis is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, although the ultimate dispositions of these proceedings are not determinable, adverse determinations in any or all of such proceedings would not have a material adverse effect upon the financial position or results of operations of Corvallis.

Employment Obligations

Effective December 18, 1996, the chief executive officer's employment with Corvallis was terminated. The severance agreement costs have been expensed in 1996.

Other Commitments

References of other commitments are made in the discussion of various lease commitments and related debt guarantees in Notes 7 and 13.

13.  INVESTMENTS IN AFFILIATES:

The Company's investments in affiliates consist of investments in various entities which are accounted for on the equity method. The names of these entities, carrying values and the percent of ownership held by Corvallis are summarized below:

                                                                      Carrying Value at
                                                                     ------------------
                                               Percent        December 31,          November 30,
                 Investee                       Owned              1996                  1995
       ----------------------------            -------        ------------         -------------
Corvallis MRI                                      33%             $217,688             $231,058
HealthCare Partners, LLC                           50               436,537              259,319
Healthquest                                         -                     -               71,291
                                                                   --------             --------
                                                                   $654,225             $561,668
                                                                   ========             ========

Additional information regarding these investments is discussed below.

Corvallis MRI:

Corvallis holds a one-third interest in Corvallis MRI, a partnership organized in 1988 which owns and operates a magnetic resonance imaging (MRI) scanner. The MRI unit is housed in facilities leased from Good Samaritan Hospital, another partner, and operated by Corvallis Radiology, P.C., the third partner. Summarized financial information of Corvallis MRI for its December 31 fiscal year is presented below:

Balance sheet data-

                                                                 As of December 31,
                                                              ---------------------------
                                                                 1996              1995
                                                              ----------       ----------

Current assets                                                $  461,072       $  618,677
Fixed assets                                                   1,034,361        1,288,043
Other assets                                                      40,000                -
                                                              ----------       ----------
     Total assets                                             $1,535,433       $1,906,720
                                                              ==========       ==========

Current liabilities                                           $  399,787       $  346,383
Long-term debt                                                   437,584          796,735
Other long-term liabilities                                       45,000                -
Partners' equity                                                 653,062          763,602
                                                              ----------       ----------
     Total liabilities and Partners' equity                   $1,535,433       $1,906,720
                                                              ==========       ==========

Operations data-

                                                                Year Ended December 31,
                                                       -------------------------------------------
                                                       1996              1995              1994
                                                    ----------        ----------        ----------
Revenues                                            $1,827,753        $1,657,619        $1,303,800
Operating expenses                                    (936,558)         (834,435)         (746,580)
Other income (expense)                                 (56,734)          (83,351)          (83,592)
                                                    ----------        ----------        ----------
                                                    $  834,461        $  739,833        $  473,628
                                                    ==========        ==========        ==========

During 1996, 1995 and 1994, payments to Corvallis MRI for services provided to Corvallis were $143,072, $61,785 and $65,504, respectively, and are included in purchased services.

HealthCare Partners, LLC

During the year ended November 30, 1995, Corvallis entered into a joint venture agreement with Good Samaritan Hospital, Corvallis to form a limited liability company to own and manage Corvallis' buildings and real properties and to serve as a vehicle for financing future property expansion for Corvallis. Corvallis contributed assets and liabilities in exchange for a 50% membership interest in the limited liability company.

The net book value of assets and liabilities contributed by Corvallis was $13,804,704 for buildings, land and construction in progress and $8,363,298 for related debt. In addition, Corvallis received $2,734,386 in cash reimbursements for the market value of the above contributed net assets in excess of the Hospital's contributed equity, as measured at the date of formation of the limited liability company.

This transaction has been accounted for as a financing due to the continuing involvement of Corvallis in the assets through its ownership interest in the limited liability company. Accordingly, the contributed property remains as an asset of Corvallis. The debt at the transaction date, together with the cash received for the excess value of the contributed net assets, has been included in the related financing obligations (Note 7).

Summarized financial information of HealthCare Partners, LLC for its fiscal year is presented below:

Balance sheet data-

                                                                                          December 31,
                                                                                --------------------------------
                                                                                   1996                  1995
                                                                                -----------          -----------

Current assets                                                                  $   271,240          $   276,548
Financing lease receivable                                                       17,993,030           18,095,340
Property and improvements                                                         6,267,652            5,357,704
Other assets                                                                        145,494              175,414
                                                                                -----------          -----------
          Total assets                                                          $24,677,416          $23,905,006
                                                                                ===========          ===========

Current liabilities                                                             $ 2,053,542          $ 1,211,560
Long-term debt                                                                    7,842,940            8,014,916
Members' equity                                                                  14,780,934           14,678,530
                                                                                -----------          -----------
          Total liabilities and Members' equity                                 $24,677,416          $23,905,006
                                                                                ===========          ===========

Operations data-

                                                                                             Inception
                                                                    December 31,          (June 1) through
                                                                        1996              December 31, 1995
                                                                    ------------           -----------------
Revenues                                                             $2,506,116               $1,257,835
Expenses                                                              1,664,715                  679,981
                                                                     ----------               ----------
          Net income                                                 $  841,401               $  577,854
                                                                     ==========               ==========

Revenues include interest income of $1,962,385 for the year ended
December 31, 1996 and $1,149,055 for the 1995 period relating to the financing lease with Corvallis. As a substantial portion of the joint venture's income is derived from payments made by Corvallis for this interest income, Corvallis' share of earnings from the joint venture is offset against interest expense in the accompanying statements of income.

Concurrent with the formation of the limited liability company, Corvallis has entered into a lease agreement relating to buildings and properties which were contributed to the limited liability company and are occupied by Corvallis. Future minimum rental commitments under the agreement are approximately $2,159,000 per year for the first 5 years and approximately $2,054,000 per year for the next 25 years, subject to fair market value adjustments after the first five years.

Corvallis has guaranteed approximately $6,100,000 of long-term debt associated with the above joint venture.

Healthquest

During 1996, Corvallis' sold their interest in Healthquest to one of the other partners. Corvallis recognized a loss on the sale of their investment of $18,036 included in the accompanying financial statements.

14.  SUBSEQUENT EVENTS:

The shareholders and Board of Directors of Corvallis approved a Reorganization and Merger Agreement (the Agreement) dated February 1, 1997 together with the shareholders and Board of Directors of HealthFirst Medical Group P.C.; the Medford Clinic P.C.; and Physician Partners, Inc. (PPI), a newly formed company.

The transaction resulted in a separation of operations of the three founding medical groups between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). The physician practice management business, along with substantially all of the assets and liabilities of the three founding medical groups: cash, receivables, inventory, prepaids, property, plant and equipment, other assets, payables, accruals, debt and contractual commitments, was transferred to PPI. The shareholders of the three founding clinics became the original shareholders of PPI.

An integral part of the reorganization is a 40-year management agreement whereby PPI provides physician practice management services to the New PCs. Services provided include management and administrative services, capital resources, facilities, equipment and supplies.

As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less
(ii) Manager's Expenses.

The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the reorganization transaction have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the reorganization will be a tax-free transaction. No ruling will be requested from the Internal Revenue Service regarding the tax consequences of the transaction. If the IRS or tax court were to determine that the transactions were not tax free, there would be significant adverse tax consequence to the parties to the transaction and their respective shareholders.

In connection with the reorganization transaction, the three founding medical groups have entered into an Expense Sharing Agreement which establishes the basis upon which certain costs incurred in connection with the transactions are to be allocated between the three groups. Corvallis' share of such costs are reflected as a charge to equity in the accompanying statement of accumulated deficit. At December 31, 1996, Corvallis owed $328,626 related to this agreement, which was included in accounts payable in the accompanying financial statements.

                                   SIGNATURES
                            See General Instruction D

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE CORVALLIS CLINIC, P.C.
                                              (Registrant)


                                            By  /s/ John R. Ladd, M.D.

                                                John R. Ladd, M.D.
                                                President and Director


                                                             4/2/97


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By      /s/ Christopher P. Swan, M.D.
                                               Christopher P. Swan, M.D.
                                               Secretary, Treasurer and Director


                                                            4/3/97


                                       By      /s/ Darrel D. Bibler, M.D.
                                               Darrel D. Bibler, M.D.
                                               Director


                                                           4/3/97


                                       By      /s/ Nick C. Benton, M.D.
                                               Nick C. Benton, M.D.
                                               Director


                                                            4/2/97

                                       By      /s/ Surinder M. Vasdev, M.D.
                                               Surinder M. Vasdev, M.D.
                                               Director


                                                            4/2/97