Form 10-Q
period 1997-03-31
PHYSICIAN PARTNERS CORVALLIS PC
filed 1997-05-15
CIK 1029816

                    SECURITIES AND EXCHANGE COMMISSION CENTER
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.


                        COMMISSION FILE NO.: 333-15595-02

                           THE CORVALLIS CLINIC, P.C.
                  FORMERLY "PHYSICIAN PARTNERS CORVALLIS, P.C."
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OREGON                                      93-1221257
---------------------------------------------           ------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)




         444 NW ELKS DRIVE
         CORVALLIS, OREGON                                      97330
----------------------------------------                    ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (541) 754-1374
                                                         ------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X    NO
             ----      ----

         As of May 15, 1997, 64 shares of the Registrant's Common Stock, no par value, were outstanding.

                           THE CORVALLIS CLINIC, P.C.
                           --------------------------


    BALANCE SHEETS -- AS OF MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
    ------------------------------------------------------------------------
                 (All dollar amounts are expressed in thousands)
                 -----------------------------------------------

                                     ASSETS
                                     ------

                                                                                             March 31,     December 31,
                                                                                               1997            1996
                                                                                           -----------     -----------
                                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                $      1         $    187
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $0 and $2,544 at March 31, 1997 and December 31,
    1996, respectively                                                                           --            4,232
  Healthcare and other receivables                                                               --            2,089
  Inventories of drugs and supplies                                                              --              219
  Prepaid expenses and deposits                                                                 152              196
                                                                                           --------         --------
          Total current assets                                                                  153            6,923
                                                                                           --------         --------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $0
and  $9,221 at March 31, 1997 and December 31, 1996, respectively                                --           18,914
                                                                                           --------         --------
OTHER ASSETS:
  Investments in affiliates                                                                      --              654
                                                                                           --------         --------
                                                                                                 --              654
                                                                                           --------         --------
          Total assets                                                                     $    153         $ 26,491
                                                                                           ========         ========

LIABILITIES, REDEEMABLE STOCK, COMMON STOCK AND ACCUMULATED DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                            $     --         $    899
  Line of credit                                                                                 --            3,330
  Accounts payable and accrued expenses                                                          --            1,748
  Payable to PPI                                                                                152               --
  Accrued healthcare costs                                                                       --            3,058
  Accrued compensation and related expenses                                                      --            1,114
  Deferred revenue                                                                               --              339
                                                                                           --------         --------
          Total current liabilities                                                             152           10,488
                                                                                           --------         --------
LONG-TERM DEBT, net of current portion                                                           --            1,388

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                                --           13,959
DEFERRED COMPENSATION AND OTHER                                                                  --            1,755
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCKS                                                                                --            6,959
COMMON STOCK -
 No par value; 500 shares authorized; 64 shares issued and outstanding                            1               --
ACCUMULATED DEFICIT                                                                              --           (8,058)
                                                                                           --------         --------
          Total liabilities, redeemable stock, common stock and
            accumulated deficit                                                            $    153         $ 26,491
                                                                                           ========         ========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                           THE CORVALLIS CLINIC, P.C.
                           --------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------
 (All dollar amounts are expressed in thousands, except for earnings per share)
                                   (Unaudited)


                                                       1997          1996
                                                     --------      --------

REVENUES:
  Fee-for-service, net                              $   5,113      $  4,650
  Prepaid healthcare, net                               5,542         5,648
                                                    ---------      --------
          Net revenues                                 10,655        10,298

  Less Provider compensation and benefits               2,462         2,718
                                                    ---------      --------
          Net revenues less provider
            compensation and benefits                   8,193         7,580
                                                    ---------      --------

EXPENSES:
  Clinic salaries, wages and benefits                   3,417         3,321
  Purchased medical services                            1,442         1,584
  Medical and office supplies                             979         1,109
  General and administrative expenses                     711           738
  Lease and rent expense                                   69            28
  Provision for uncollectible accounts                    348           283
  Depreciation and amortization                           428           383
                                                    ---------      --------
          Total operating expenses                      7,394         7,446
                                                    ---------      --------

          Operating income                                799           134

OTHER INCOME (EXPENSE):
  Interest income                                           8            11
  Interest expense                                       (457)         (294)
  Management fee                                         (300)            0
  Other                                                   174           120
                                                    ---------      --------
          Net income (loss) before provision for
            Income taxes                                  224           (29)
                                                    ---------      --------
PROVISION FOR INCOME TAXES                                  0             0
                                                    ---------      --------
NET INCOME (LOSS)                                   $     224      $    (29)
                                                    =========      ========

INCOME (LOSS) PER SHARE                             $3,500.00      $(426.47)
                                                    =========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING                        64            68
                                                    =========      ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           THE CORVALLIS CLINIC, P.C.
                           --------------------------


                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------

                (All dollar amounts are expressed in thousands)
                -----------------------------------------------

                                   (Unaudited)

                                                                                            1997           1996
                                                                                          -------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        $ 224          $ (29)
  Adjustment to reconcile net income (loss) to net cash used in operating activities-
      Depreciation and amortization                                                          144            383
      Equity in income of affiliates                                                         (63)          (154)
      Changes in operating assets and liabilities (excluding asset and liabilities assigned to Physician Partners, Inc.):
        Patient accounts receivable, net                                                    (179)          (452)
        Healthcare and other receivables                                                     252            233
        Inventories of drugs and supplies                                                     97             20
        Prepaid expenses and deposits                                                       (144)           166
        Accounts payable and accrued expenses                                               (293)          (421)
        Payable to PPI                                                                       152             --
        Accrued healthcare costs                                                            (413)            77
        Accrued compensation and related expenses                                              3           (563)
        Deferred revenue                                                                      --             (3)
        Deferred compensation and other                                                      (68)           165
                                                                                           -----          -----
          Net cash used in operating
            Activities                                                                      (288)          (578)
                                                                                           -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (24)          (338)
                                                                                           -----          -----
          Net cash used in investing activities                                              (24)          (338)
                                                                                           -----          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from borrowings under line of credit agreement                   (30)           906
  Principal payments on long-term debt and direct financing lease obligation                 (97)          (156)
  Proceeds from repayments of notes receivable from stockholders                               8             --
  Drafts payable assumed by PPI                                                              330             --
  Costs incurred related to Physician Partners, Inc transaction                              (85)            --
                                                                                           -----          -----
          Net cash provided by financing activities                                          126            750
                                                                                           -----          -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (186)          (166)

CASH AND CASH EQUIVALENTS, beginning of period                                               187            177
                                                                                           -----          -----
CASH AND CASH EQUIVALENTS, end of period                                                   $   1          $ (11)
                                                                                           =====          =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                   $ 528          $ 410
  Cash paid for income taxes                                                                  --             20

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In February 1997, Corvallis assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value of Corvallis' assets and liabilities, including $330 of cash, at the date of the transaction are presented below:

       Current assets                                                    $ 6,230
       Property, plant and equipment                                      18,792
       Other long-term assets                                                717
       Current liabilities                                                 9,691
       Long-term liabilities                                              17,001
       Contributed Equity                                                   (953)

                           THE CORVALLIS CLINIC, P.C.


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1.    BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of the Corvallis Clinic, P.C. (Corvallis), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Corvallis' special filing under Form 10-K for the thirteen month period ended December 31, 1996.

2.   REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and Physician Partners, Inc. ("PPI"), were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"),
(ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. Corvallis is the New PC incorporated by Old Corvallis pursuant to the Reorganization and Merger Agreement.

The Transactions resulted in a separation of operations of Old Corvallis between medical professional services activities (i.e., providers of medical services), which were transferred to Corvallis, and the physician practice management activities of the business, which were transferred to PPI. In addition, substantially all of the assets and liabilities of the three Old PC's, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments, were transferred to PPI. As consideration, the shareholders of Old PC's received stock of PPI.

Under the management agreement, PPI provides physician practice management services to Corvallis. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by Corvallis less (ii) Manager's Expenses. In the accompanying financial statements, the reimbursement of Manager's Expenses is identified by the various types of expenses. Corvallis is responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the merger will be a tax-free transaction. No ruling was requested from the Internal Revenue Service (IRS) regarding the tax consequences of the Transactions. If the IRS or tax court were to determine that the merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders.

In connection with the Transactions, the three Old PC's entered into an Expense Sharing Agreement, which establishes the basis upon which certain costs incurred in connection with the Transactions are to be allocated between the three Old PC's. Corvallis and other New PC's have assumed the obligations under the Expense Sharing Agreement. Corvallis' share of such costs are reflected as a charge to retained earnings.

3.   EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

4.   EQUITY ROLLFORWARD:

The Transactions resulted in the Old Corvallis' Common Stock being retired and new shares being issued by Corvallis. In addition, Old Corvallis' equity at the date of the Transactions was assumed by PPI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Future results may differ materially from historical results or from results or outcomes currently expected or sought by Corvallis.

OVERVIEW

Corvallis, an Oregon professional corporation, is a multi-specialty medical clinic. Corvallis was founded in 1997 pursuant to certain reorganization and merger transactions ("Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and Physician Partners, Inc. ("PPI"). Old Corvallis was founded in 1947. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"), (ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. Corvallis is the New PC incorporated by Old Corvallis pursuant to the Reorganization and Merger Agreement.

Corvallis consists of 93 professional providers who offer a wide range of primary and specialty care services. In addition, Corvallis offers ancillary services such as physical therapy, optical, pharmacy, laboratory and imaging. Corvallis' operations are located in and around Corvallis, Oregon.

Corvallis believes that group practice offers the best means of promoting and maintaining the highest standard of medical care. Corvallis' strategy is to position itself in a competitive network as the healthcare industry develops. Corvallis' relationship with PPI enhances its capacity to provide a high quality of clinical care and to compete economically in both managed care and fee-for-service markets.

To increase revenue, Corvallis will work with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working on initiatives to reduce the Manager's Expenses of Corvallis (which are paid by PPI and reimbursed by Corvallis) through regional purchasing and insurance contracts, and through the consolidation of various services.


RESULTS OF OPERATIONS

1997 Compared to 1996

Net fee-for-service revenue increased from $4.7 million for the first quarter of 1996 to $5.1 million for the first quarter of 1997, an increase of 8%. The increase was directly related to providers added in late 1995 who were not fully productive in first quarter 1996 and increased pharmacy sales. Prepaid healthcare revenue remained relatively stable.

In aggregate, operating expenses remained relatively stable. Purchased medical services decreased $140,000 from the first quarter of 1996 to the same period in 1997 which was due to lower hospital rates in 1997. Medical and office supplies decreased $130,000 from the first quarter of 1996 to the same period in 1997. This decrease was due to better management of inventory levels. These decreases were offset by slight increases in clinic salaries, wages, and benefits, provision for uncollectible accounts, lease and rent expense, and depreciation and amortization.

Interest expense increased from $295,000 for the first quarter of 1996 to $460,000 for the first quarter of 1997, an increase of 56%. The increase is due to higher borrowings on the line of credit. The management fee of $300,000 represents the management fee paid to PPI for February and March 1997. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations used $290,000 of cash for the first quarter of 1997, compared to $580,000 for the first quarter of 1996. The first quarter of 1997 includes only one month of activity due to the Transactions on February 1, 1997.

As a result of the Transactions, PPI assumed all financing activities relating to the working capital needs of Corvallis and will purchase the necessary capital equipment for Corvallis. In the Transactions, all debt of Corvallis became debt of PPI.

THE CORVALLIS CLINIC, P.C.
PART II--OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          None.

ITEM 3:   Defaults Upon Senior Securities

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

          On March 10, 1997, the annual meeting of shareholders of Corvallis was held. Two new directors, Nick C. Benton, M.D. and Surinder M. Vasdev, M.D., were elected to the Board of Directors of Corvallis at such annual meeting. (Dr. Vasdev subsequently resigned, and the Board of Directors of Corvallis will appoint a new director to fill the vacancy in accordance with the Bylaws of Corvallis.) Darrel D. Bibler, M.D., Jess W. Hickerson, M.D., John R. Ladd, M.D. and Christopher P. Swan, M.D. continued as directors after Corvallis' March 10 annual meeting of shareholders. The following chart tabulates the number of votes cast for and against each director nominated for election at such annual meeting; there were no abstentions.

                                        For     Against

          Nick C. Benton, M.D.          36        21

          Markham S. Giblin, Ph.D       29        28

          Pamela E. Turner, M.D.        19        38

          Surinder M. Vasdev, M.D.      30        27

     On April 14, 1997, at a regular monthly meeting of shareholders of Corvallis, such shareholders adopted a revised form of Master Employment Contract for Shareholder Employees, which agreement governs the terms of shareholder physician employment with Corvallis. Such form of agreement was approved, with 49 votes cast for such form of agreement and 10 votes cast against such form of agreement. Five shareholders abstained from voting.

ITEM 5:   Other Information

          None.

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 -    Form of Master Employment Contract for
                         Shareholder Employees of Corvallis

               27 -      Financial Data Schedule (for SEC use
                         only)

     (b)  Reports on Form 8-K

     None.

THE CORVALLIS CLINIC, P.C.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     THE CORVALLIS CLINIC, P.C.

     (Registrant)




Date:         May 15, 1997       By:  /S/ John R. Ladd, M.D.
                                      ----------------------
              John R. Ladd, M.D.,
              President




Date:         May 15, 1997       By:  /S/Gunnar Hansen
                                      ----------------
              Gunnar Hansen,
              Chief Financial Officer and
              Controller

                                 EXHIBIT INDEX

               Exhibits
               --------
               10.1 - Form of Master Employment Contract for Shareholder
                      Employees of Corvallis

               27   - Financial Data Schedule (for SEC use only)