Form 10-Q
period 1997-06-30
PHYSICIAN PARTNERS CORVALLIS PC
filed 1997-08-14
CIK 1029816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.


                        COMMISSION FILE NO.: 333-15595-02

                           THE CORVALLIS CLINIC, P.C.
                  FORMERLY "PHYSICIAN PARTNERS CORVALLIS, P.C."

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OREGON                                      93-1221257
---------------------------------------------           ------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)




         444 NW ELKS DRIVE
         CORVALLIS, OREGON                                        97330
---------------------------------------------           ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (541) 754-1374
                                                        ------------------------

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

        YES  [X]    NO  [ ]

         As of August 15, 1997, 64 shares of the Registrant's Common Stock, no par value, were outstanding.

                           THE CORVALLIS CLINIC, P.C.

     BALANCE SHEETS -- AS OF JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                 (All dollar amounts are expressed in thousands)


                                                               ASSETS
                                                               ------

                                                                                                June 30,           December 31,
                                                                                                  1997                 1996
                                                                                              -----------          -----------
                                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $         1          $       187
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $0 and $2,544 at June 30, 1997 and
    December 31, 1996, respectively                                                                  --                  4,232
  Healthcare and other receivables                                                                   --                  2,089
  Inventories of drugs and supplies                                                                  --                    219
  Prepaid expenses and deposits                                                                       650                  196
                                                                                              -----------          -----------
          Total current assets                                                                        651                6,923
                                                                                              -----------          -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of
    $0 and  $9,221 at June 30, 1997 and December 31, 1996, respectively                              --                 18,914
                                                                                              -----------          -----------
OTHER ASSETS:
  Investments in affiliates                                                                          --                    654
                                                                                              -----------          -----------
                                                                                                     --                    654
                                                                                              -----------          -----------
          Total assets                                                                        $       651          $    26,491
                                                                                              ===========          ===========

                                LIABILITIES, REDEEMABLE STOCK, COMMON STOCK AND ACCUMULATED DEFICIT
                                -------------------------------------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                               $      --            $       899
  Line of credit                                                                                     --                  3,330
  Accounts payable and accrued expenses                                                              --                  1,748
  Payable to PPI                                                                                      650                 --
  Accrued healthcare costs                                                                           --                  3,058
  Accrued compensation and related expenses                                                          --                  1,114
  Deferred revenue                                                                                   --                    339
                                                                                              -----------          -----------
          Total current liabilities                                                                   650               10,488
                                                                                              -----------          -----------
LONG-TERM DEBT, net of current portion                                                               --                  1,388

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                                    --                 13,959
DEFERRED COMPENSATION AND OTHER                                                                      --                  1,755
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCKS                                                                                    --                  6,959
COMMON STOCK -
 No par value; 500 shares authorized; 64 and 0 shares issued and outstanding at June
   30, 1997 and December 31, 1996, respectively                                                         1                 --
ACCUMULATED DEFICIT                                                                                  --                 (8,058)
                                                                                              -----------          -----------
          Total liabilities, redeemable stock, common stock and
            accumulated deficit                                                               $       651          $    26,491
                                                                                              ===========          ===========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                           THE CORVALLIS CLINIC, P.C.

                            STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
 (All dollar amounts are expressed in thousands, except for earnings per share)
                                   (Unaudited)


                                                          Three months ended June 30,            Six months ended June 30,
                                                          ---------------------------           ---------------------------
                                                            1997               1996               1997               1996
                                                          --------           --------           --------           --------

REVENUES:
  Fee-for-service, net                                    $  4,976           $  4,650           $ 10,089           $  9,300
  Prepaid healthcare, net                                    5,845              5,649             11,387             11,297
                                                          --------           --------           --------           --------
          Net revenues                                      10,821             10,299             21,476             20,597

  Less- Provider compensation and benefits                   2,250              2,718              4,712              5,436
                                                          --------           --------           --------           --------
          Net revenues less provider
            compensation and benefits                        8,571              7,581             16,764             15,161
                                                          --------           --------           --------           --------

EXPENSES:
  Clinic salaries, wages and benefits                        3,470              3,322              6,887              6,643
  Purchased medical services                                 1,655              1,584              3,097              3,168
  Medical and office supplies                                1,171              1,109              2,150              2,218
  General and administrative expenses                          829                739              1,540              1,477
  Lease and rent expense                                        67                 29                136                 57
  Provision for uncollectible accounts                         208                283                556                566
  Depreciation and amortization                                429                382                857                765
                                                          --------           --------           --------           --------
          Total operating expenses                           7,829              7,448             15,223             14,894
                                                          --------           --------           --------           --------
          Operating income                                     742                133              1,541                267

OTHER INCOME (EXPENSE):
  Interest income                                               10                 11                 18                 22
  Interest expense                                            (508)              (295)              (965)              (589)
  Management fee                                              (429)              --                 (729)              --
  Other                                                        185                119                359                239
                                                          --------           --------           --------           --------
          Net income (loss) before provision for
           Income taxes                                       --                  (32)               224                (61)
                                                          --------           --------           --------           --------
PROVISION FOR INCOME TAXES                                    --                 --                 --                 --
                                                          --------           --------           --------           --------
NET INCOME (LOSS)                                         $   --             $    (32)          $    224           $    (61)
                                                          ========           ========           ========           ========

INCOME (LOSS) PER SHARE                                   $   --             $(477.61)          $3,500.00          $(910.45)
                                                          ========           ========           ========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                                64                 67                 64                 67
                                                          ========           ========           ========           ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF CASH FLOWS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)


                                                         Three months ended June 30,         Six months ended June 30,
                                                         -------------------------           -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      1997              1996              1997              1996
                                                         -------           -------           -------           -------
  Net income (loss)                                         --             $   (32)          $   224           $   (61)
  Adjustment to reconcile net income (loss) to
  net cash used in operating activities-
      Depreciation and amortization                         --                 382               144               765
      Equity in income of affiliates                        --                (247)              (63)             (401)
      Changes in operating assets and
        liabilities (excluding assets and
        liabilities assigned to Physician
        Partners, Inc.):
        Patient accounts receivable, net                    --                (322)             (179)             (774)
        Healthcare and other receivables                    --                 166               252               399
        Inventories of drugs and supplies                   --                  14                97                34
        Prepaid expenses and deposits                      $(498)              118              (642)              284
        Other assets                                        --                  52              --                  52
        Drafts payable                                      --                  80              --                  80
        Accounts payable and accrued expenses               --                (615)             (293)           (1,036)
        Income tax payable                                  --                 (28)             --                 (28)
        Payable to PPI                                       498                24               650                24
        Accrued healthcare costs                            --                 769              (413)              846
        Accrued compensation and related                    --                (501)                3            (1,064)
          expenses
        Deferred revenue                                    --                  (3)             --                  (6)
        Deferred compensation and other                     --                 118               (68)              283
                                                         -------           -------           -------           -------
          Net cash used in operating
            activities                                      --                 (25)             (288)             (603)
                                                         -------           -------           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                --                (349)              (24)             (687)
  Cash distributions received from investments              --                  86              --                  86
                                                         -------           -------           -------           -------
          Net cash used in investing activities             --                (263)              (24)             (601)
                                                         -------           -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from borrowings
    under line of credit agreement                          --                 646               (30)            1,552
  Principal payments on long-term debt and
    direct financing lease obligation                       --                (106)              (97)             (262)
  Payment for redemption of preferred stock                 --                 (16)             --                 (16)
  Proceeds from repayments of notes receivable
    from stockholders                                       --                  32                 8                32
  Payments for redemption of common stock                   --                 (20)             --                 (20)
  Drafts payable assumed by PPI                             --                --                 330              --
  Costs incurred related to Physician Partners,
    Inc. transaction                                        --                (188)              (85)             (188)
                                                         -------           -------           -------           -------
          Net cash provided by financing                    --                 348               126             1,098
            activities
                                                         -------           -------           -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 --                  60              (186)             (106)

CASH AND CASH EQUIVALENTS, beginning of period
                                                               1                11               187               177
                                                         -------           -------           -------           -------

CASH AND CASH EQUIVALENTS, end of period                       1                71                 1                71
                                                         =======           =======           =======           =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest                                    $577              $657            $1,105            $1,067
  Cash paid for income taxes                                --                --                --                  20



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


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           THE CORVALLIS CLINIC, P.C.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996


1.      BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of the management of The Corvallis Clinic, P.C. ("Corvallis"), the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the three and six months ended June 30, 1996 for The Corvallis Clinic, P.C. prior to the reorganization transaction ("Old Corvallis"). The Statement of Operations and Cash Flows for the three and six-month period ended June 30, 1997, include results of operations for Old Corvallis from January 1 to January 31, 1997. The remainder of the period represents the operations of The Corvallis Clinic, P.C.
("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Corvallis' special filing under Form 10-K for the thirteen month period ended December 31, 1996.

2.      REORGANIZATION AND MERGER AGREEMENT:

On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of September 19, 1996, as amended on November 4, 1996, November 29, 1996 and December 31, 1996 (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PC's"), and Physician Partners, Inc. ("PPI"), were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary ( a "New PC"),
(ii) transferring to the New PC certain assets and liabilities relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40-year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of Old PC's. Corvallis is the New PC incorporated by Old Corvallis pursuant to the Reorganization and Merger Agreement.

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

Under the management agreement, PPI provides physician practice management services to Corvallis. Services provided include management and administrative services, capital resources, facilities, equipment and supplies. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by Corvallis less (ii) Manager's Expenses. In the accompanying financial statements, the reimbursement of Manager's Expenses is identified by the various types of expenses. Corvallis is responsible for providing medical services and the related costs for provider compensation and benefits.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the merger will be a tax-free transaction. No ruling was requested from the Internal Revenue Service ("IRS") regarding the tax consequences of the Transactions. If the IRS or tax court were to determine that the merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders.

3.      INCOME TAXES:

As of June 30, 1997, the income before provision for income taxes represents the results of operations for Old Corvallis from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax expense, resulting in no tax provision being reflected in the 1997 Statement of Operations. The operations of the New PC for the remainder of the period have resulted in no net income and accordingly, no current tax expense is necessary.

4.      EARNINGS PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.

5.      EQUITY ROLLFORWARD:

The Transactions resulted in Old Corvallis' Common Stock being converted into the right to receive PPI Common Stock and the shares of Corvallis being distributed by Old Corvallis to its shareholders. In addition, Old Corvallis' equity at the date of the Transactions was assumed by PPI.

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

Corvallis consists of 90 professional providers who offer a wide range of primary and specialty care services. In addition, Corvallis offers ancillary services such as physical therapy, optical, pharmacy, laboratory and imaging. Corvallis' operations are located in and around Corvallis, Oregon.

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

To increase revenue, Corvallis is working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working on initiatives to reduce the Manager's Expenses of Corvallis (which are paid by PPI and reimbursed by Corvallis) through regional purchasing and insurance contracts, and through the consolidation of various services.


RESULTS OF OPERATIONS

1997 Compared to 1996

Net fee-for-service revenue increased from $4.7 million for the second quarter of 1996 to $5.0 million for the second quarter of 1997, an increase of 6%, and from $9.3 million to $10.1 million for the first six months of 1996 compared to 1997, an increase of 9%. The increase was due to providers added in late 1995 who were not fully productive in the first six months of 1996 and increased pharmacy sales. Prepaid healthcare revenue remained relatively stable.

Operating expenses remained relatively stable for the second quarter and first six months of 1996 compared to 1997. Clinic salaries, wages and benefits increased from $3.3 million to $3.5 million for the second quarter 1996 compared to 1997 and from $6.6 million to $6.9 million for the first six months of 1996 compared to 1997. The increase is due to several vacant positions being filled in the first six months of 1997.

Interest expense increased from $.3 million for the second quarter of 1996 to $.5 million for the second quarter of 1997, an increase of $.2 million, and increased from $.6 million to $1.0 million for the first six months of 1996 compared to 1997, an increase of $.4 million. The increases in 1997 are due to higher borrowings on the line of credit. The management fee of $.4 million and $.7 million for the second quarter 1997 and the first six months of 1997, respectively, was paid to PPI in accordance with the Management Agreement. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations used $.3 million of cash for the first six months of 1997, compared to $.6 million for the first six months of 1996. The Transactions resulted in the February 1, 1997 transfer of all assets and liabilities to PPI.

As a result of the Transactions, PPI assumed all financing activities relating to the working capital needs of Corvallis and will purchase the necessary capital equipment for Corvallis. In the Transactions, all debt of Corvallis became debt of PPI.

                                                              DRAFT DATED 8/7/97


                           THE CORVALLIS CLINIC, P.C.
                          PART II -- OTHER INFORMATION

ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          None.

ITEM 3:   Defaults Upon Senior Securities

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

          None.

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


                        THE CORVALLIS CLINIC, P.C.
                                  (Registrant)



Date:          August 13, 1997          By:  /s/  John R. Ladd, M.D.
                                           -----------------------------
                                             John R. Ladd, M.D.,
                                             President



Date:          August 13, 1997          By:  /s/  Gunnar Hansen
                                           -----------------------------
                                             Gunnar Hansen,
                                             Chief Financial Officer and
                                              Controller

                                 EXHIBIT INDEX

 EXHIBIT
---------

   27          Financial Data Schedule