Form 10-Q
period 1997-09-30
PHYSICIAN PARTNERS CORVALLIS PC
filed 1997-11-14
CIK 1029816

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.


                       COMMISSION FILE NO.: 333-15595-02


                             THE CORVALLIS CLINIC, P.C.
                   FORMERLY "PHYSICIAN PARTNERS CORVALLIS,  P.C."

-------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 OREGON                                       93-1221257
----------------------------------------------         -----------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER ID NO.)
OR ORGANIZATION)


     444 NW ELKS DRIVE
     CORVALLIS, OREGON                                          97330
----------------------------------------                ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (541) 754-1374
                                                        ----------------------


                               NOT APPLICABLE
------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES X    NO
        ---     ---

As of November 13, 1997, 66 shares of the Registrant's Common Stock, no par value, were outstanding.

                           THE CORVALLIS CLINIC, P.C.

                                 BALANCE SHEETS


           AS OF SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                (All dollar amounts are expressed in thousands)


                                     ASSETS

                                                                        September 30,   December 31,
                                                                             1997           1996
                                                                        ------------    -----------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                $      1       $   187
  Patient accounts receivable, net of allowances for
   contractual discounts and uncollectable accounts of $0 and $2,544
   at September 30, 1997 and December 31, 1996, respectively                      -         4,232
  Healthcare and other receivables                                                -         2,089
  Inventories of drugs and supplies                                               -           219
  Prepaid expenses and deposits                                               1,204           196
                                                                             ------       --------
          Total current assets                                                1,205         6,923
                                                                             ------       --------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $0 and  $9,221 at September 30, 1997 and
    December 31, 1996, respectively                                              -         18,914
                                                                             ------       --------
OTHER ASSETS:
  Investments in affiliates                                                      -            654
                                                                             ------       --------
                                                                                 -            654
                                                                             ------       --------
         Total assets                                                      $  1,205      $ 26,491
                                                                         ===========   ===========


             LIABILITIES, REDEEMABLE STOCK, COMMON STOCK AND ACCUMULATED DEFICIT


CURRENT LIABILITIES:
  Current portion of long-term debt and capital and direct
    financing lease obligations                                            $     -       $   899
  Line of credit                                                                 -         3,330
  Accounts payable and accrued expenses                                          -         1,748
  Payable to PPI                                                             1,204             -
  Accrued healthcare costs                                                       -         3,058
  Accrued compensation and related expenses                                      -         1,114
  Deferred revenue                                                               -           339
                                                                           --------     --------
        Total current liabilities                                            1,204        10,488
                                                                           --------     --------
LONG-TERM DEBT, net of current portion                                           -         1,388

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                -        13,959
DEFERRED COMPENSATION AND OTHER                                                  -         1,755
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCKS                                                                -         6,959
COMMON STOCK -
 No par value; 500 shares authorized; 66 and 0 shares issued and outstanding at September 30, 1997 and December 31, 1996,
 respectively                                                                    1             -
ACCUMULATED DEFICIT                                                              -        (8,058)
                                                                           --------     ---------
        Total liabilities, redeemable stock, common stock and
            accumulated deficit                                         $    1,205       $26,491
                                                                        ===========     =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                                                     THE CORVALLIS CLINIC, P.C.

                                                      STATEMENTS OF OPERATIONS

                                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (All dollar amounts are expressed in thousands, except earnings per share)
                                                            (Unaudited)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ----------------------------        ---------------------------
                                                1997              1996             1997             1996
                                            -----------       -----------       ----------       ----------
REVENUES:
  Fee-for-service, net                         $4,854           $ 6,269          $ 14,943         $ 15,569
  Prepaid healthcare, net                       5,509             3,813            16,896           15,110
                                            -----------       -----------       ----------       ----------
          Net revenues                         10,363            10,082            31,839           30,679


  Less- Provider compensation and benefits      2,227             1,986             6,939            7,422
                                            -----------       -----------       ----------       ----------
          Net revenues less provider
            compensation and benefits           8,136             8,096            24,900            23,257
                                            -----------       -----------       ----------       ----------


EXPENSES:
  Clinic salaries, wages and benefits           3,276             4,262            10,163           10,905
  Purchased medical services                    1,627               832             4,724            4,000
  Medical and office supplies                   1,151               891             3,301            3,109
  General and administrative expenses             746               839             2,286            2,316
  Lease and rent expense                           67               138               203              195
  Provision for uncollectible accounts            204               194               760              760
  Depreciation and amortization                   445               385             1,302            1,150
                                            -----------       -----------       ----------       ----------
          Total operating expenses              7,516             7,541            22,739           22,435
                                            -----------       -----------       ----------       ----------
          Operating income                        620               555             2,161              822


OTHER INCOME (EXPENSE):
  Interest income                                   9                10                27               32
  Interest expense                               (453)             (699)           (1,418)          (1,288)
  Management fee                                 (424)                -            (1,153)               -
  Other                                           248               261               607              500
                                            -----------       -----------       ----------       ----------
          Net income before provision for
           income taxes                             -               127               224               66
                                            -----------       -----------       ----------       ----------
PROVISION FOR INCOME TAXES                          -                 -                 -                -
                                            -----------       -----------       ----------       ----------
NET INCOME                                     $    -           $   127             $ 224       $       66
                                            ===========       ===========       ===========      ===========


EARNINGS PER SHARE                             $    -         $1,953.85         $3,555.56       $   985.07
                                            ===========       ===========       ===========      ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                66                65                63               67
                                            ===========       ===========       ===========      ===========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                                     THE CORVALLIS CLINIC, P.C.

                                                      STATEMENTS OF CASH FLOWS

                                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                          (All dollar amounts are expressed in thousands)
                                                            (Unaudited)

                                                              THREE MONTHS                        NINE MONTHS
                                                            ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                           -------------------               ---------------------
                                                             1997        1996                1997             1996
                                                             ----        ----                ----             ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                    -        $ 127               $ 224             $66
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities-

   Depreciation and amortization                                -          385                 144           1,150
   Equity in income of affiliates                               -         (105)                (63)           (506)
   Changes in operating assets and liabilities
   (excluding asset and liabilities assigned
   to Physician Partners, Inc.):
     Patient accounts receivable, net                           -          303                (179)           (471)
     Healthcare and other receivables                           -         (511)                252            (112)
     Inventories of drugs and supplies                          -          (59)                 97             (25)
     Prepaid expenses and deposits                          $(554)        (207)             (1,196)             77
     Other assets                                               -           29                   -              81
     Drafts payable                                             -          266                   -             346
     Accounts payable and accrued expenses                      -          201                (293)           (835)
     Income tax payable                                         -           (1)                  -             (29)
     Payable to PPI                                           554          169              1,204              193
     Accrued healthcare costs                                   -           69                (413)            915
     Accrued compensation and related expenses                  -           62                   3          (1,002)
     Deferred revenue                                           -          (35)                  -             (41)
     Deferred compensation and other                            -           66                 (68)            349
                                                           -----------  -----------         -----------     -----------
      Net cash provided by (used in) operating
       activities                                               -          759                (288)            156
                                                          -----------  -----------         -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    -         (186)                (24)           (873)
  Purchase of investments                                       -          (87)                  -             (87)
  Cash distributions received from investments                  -          274                   -             360
     Net cash provided by (used in) investing              -----------  -----------         -----------     -----------
      activities                                                -            1                 (24)           (600)
                                                           -----------  -----------         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from borrowings
     under line of credit agreement                             -       (1,200)                (30)            352
  Proceeds from issuance of long-term debt                      -        1,260                   -           1,260
  Principal payments on long-term debt and direct
     financing lease obligation                                 -         (154)                (97)           (416)
  Payment for redemption of preferred stock                     -          (35)                  -             (51)
  Proceeds from repayments of notes receivable from
     stockholders                                               -           33                   8              65
  Payments for redemption of common stock                       -          (84)                  -            (104)
  Drafts payable assumed by Physician Partners, Inc. in
     Merger                                                     -            -                 330               -
  Costs incurred related to Physician Partners, Inc.
     Transaction                                                -         (579)                (85)           (767)
                                                           -----------  -----------         -----------     -----------
      Net cash provided by (used in) financing
       activities                                               -         (759)                126             339
                                                           -----------  -----------         -----------     ----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                -            1                (186)           (105)

CASH AND CASH EQUIVALENTS, beginning of period                  1           71                 187             177
                                                           -----------  -----------         -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                       $1          $72                  $1             $72
                                                           ===========  ===========         ===========     ===========


                           THE CORVALLIS CLINIC, P.C.

                            STATEMENTS OF CASH FLOWS

      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)

                (All dollar amounts are expressed in thousands)
                                 (Unaudited)

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ------------------               ----------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                    $  508      $ 224               $ 1,613        $ 1,291
  Cash paid for income taxes                                     -         31                     -             51


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


In February 1997, Corvallis assigned all assets and liabilities to Physician Partners, Inc. as part of the reorganization and merger transaction. The book value of Corvallis' assets and liabilities at the date of the transaction are presented below:

     Current assets                    $ 6,230
     Property, plant and equipment      18,792
     Other long-term assets                717
     Current liabilities                 9,691
     Long-term liabilities               7,001
     Contributed equity                   (953)


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 THE CORVALLIS CLINIC, P.C.

                          Notes to Unaudited Financial Statements
                  Three and nine months ended September 30, 1997 and 1996

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


The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the three and nine months ended September 30, 1996 for The Corvallis Clinic, P.C. prior to the reorganization transaction ("Old Corvallis"). The Statement of Operations and Cash Flows for the three and nine month period ended September 30, 1997, include results of operations for Old Corvallis from January 1 to January 31, 1997. The remainder of the period represents the operations of The Corvallis Clinic, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.


These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Corvallis' special filing under Form 10-K for the thirteen month period ended December 31, 1996.


2.   REORGANIZATION AND MERGER AGREEMENT:


On February 1, 1997, certain reorganization and merger transactions (the "Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis," and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PCs"), and Physician Partners, Inc. ("PPI"), were consummated. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary (a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs. Corvallis is the New PC incorporated by Old Corvallis pursuant to the Reorganization and Merger Agreement.

The Transactions resulted in a separation of operations of Old Corvallis between medical professional services activities (i.e., providers of medical services), which were transferred to Corvallis in the New PC Reorganization, and the physician practice management activities of the business, which were transferred to PPI in the Merger. In the Merger, PPI succeeded to the ownership of substantially all of the assets and liabilities of the three Old PCs, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, payables, accruals, debt, and certain contractual commitments. As consideration, the shareholders of the Old PCs received stock of PPI.

Under the Management Agreement, PPI provides physician practice management services to Corvallis. Services provided include management and administrative services; capital resources, facilities, equipment and supplies are also provided by PPI under the Management Agreement. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses ("Manager's Expenses") incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by Corvallis less (ii) Manager's Expenses. In the accompanying financial statements, the reimbursement of Manager's Expenses is identified by the various types of expenses. Corvallis is responsible for providing medical services and the related costs for provider compensation and benefits to the providers employed thereby.

The parties to the Transactions have received an opinion from tax counsel that for federal income tax purposes, it is more likely than not that the Merger will be a tax-free transaction. No opinion was requested from tax counsel with respect to the New PC Reorganization. If the IRS or tax court were to determine that the Merger was not tax free, there would be significant adverse tax consequence to the parties to the Transactions and their respective shareholders. No ruling was requested from the Internal Revenue Service ("IRS") regarding the tax consequences of the Merger or the New PC Reorganization.

In connection with the Transactions, the three Old PCs entered into an expense sharing agreement, which establishes the basis upon which certain costs incurred in connection with the Transactions are to be allocated among the three Old PCs. Corvallis and other New PCs have assumed the obligations of their respective Old PCs under the expense sharing agreement. Corvallis' share of such costs are reflected as a charge to retained earnings.


3.    INCOME TAXES:


As of September 30, 1997, the net income before provision for income taxes represents the results of operations for Old Corvallis from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax expense, resulting in no tax provision being reflected in the 1997 Statement of Operations. The operations of Corvallis for the remainder of the period have resulted in no net income and accordingly, no current tax expense is necessary.


4.    EARNING PER SHARE:


All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the Transactions.


5.   EQUITY ROLLFORWARD:


The Transactions resulted in the shares of Corvallis being distributed by Old Corvallis to its shareholders in the New PC Reorganization and the Old Corvallis' Common Stock being converted into the right to receive PPI Common Stock in the Merger. In addition, as a result of the Merger, PPI succeeded to the ownership of Old Corvallis' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from historical results or from the results discussed in such forward-looking statements or outcomes otherwise currently expected or sought by Corvallis.


OVERVIEW


Corvallis, an Oregon professional corporation, is a multi-specialty medical clinic. Corvallis was formed in 1997 pursuant to certain reorganization and merger transactions ("Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), Old Corvallis, and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PCs", and Physician Partners, Inc. ("PPI"). Old Corvallis was formed in 1947. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary (a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC,
(iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger (the "Merger") with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

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


To increase revenue, Corvallis is working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working with Corvallis on initiatives to reduce the Manager's Expenses of Corvallis (which are paid by PPI and reimbursed by Corvallis) and increase revenues.


RESULTS OF OPERATIONS

Net fee-for-service revenues decreased $1.4 million in the third quarter 1997 compared to the third quarter of 1996 and $.6 million for the first nine months of 1997 compared to the first nine months of 1996. Prepaid healthcare revenues increased $1.7 million in the third quarter 1997 compared to the third quarter of 1996 and $1.8 million for the nine months ended September 30, 1997 compared to 1996. A significant portion of the decrease in fee-for-service revenues is offset by an increase in prepaid healthcare revenues related to 4,600 Blue Cross/Blue Shield HMO Oregon members changing from fee-for-service to a capitated plan in the second quarter 1997. Additional decreases in fee-for-service revenues in the third quarter 1997 are due to lower production. The increase in prepaid healthcare revenue is also due to increased capitation rates which were slightly offset by poor risk pool performance. Management is currently negotiating the 1998 managed care contracts and anticipates improvement over 1997. In the fourth quarter, Corvallis will receive a $.6 million one time payment from PPI which will be offset against the payable to PPI.

Operating expenses remained relatively stable in the three and nine months ended September 30, 1997 compared to 1996. However, clinic salaries, wages and benefits decreased $1.0 million for the third quarter 1997 compared to 1996 and $.7 million for the first nine months of 1997 compared to 1996 which was offset by purchased medical services increasing $.8 million for the third quarter 1997 compared to 1996 and $.7 million for the first nine months of 1997 compared to 1996. The decrease in clinic salaries, wages and benefits is due to staff attrition and the offsetting increase in purchased medical services is due to higher utilization.

Effective October 1, 1997, five Corvallis physicians who dissented from the PPI vote separated from Corvallis. The employees who worked directly for these physicians also separated from the Corvallis. Corvallis has entered into a form of subcapitation arrangement with the separated physicians. The arrangement will result in decreased fee-for-service revenues, provider compensation and clinic salaries wages and benefits and increased purchased medical services.

The management fee of $.4 million and $1.2 million for the third quarter 1997 and the first nine months of 1997, respectively, was paid to PPI in accordance with the Management Agreement. As Corvallis' results improve, the management fee will increase in direct relation. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997.


LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transactions, PPI succeeded to the ownership of substantially all assets and liabilities and PPI assumed all financing activities relating to the working capital needs of Corvallis. Per the Management Agreement, PPI will purchase the necessary capital equipment to support Corvallis' operations.

                           THE CORVALLIS CLINIC, P.C.
                          PART II -- OTHER INFORMATION


ITEM 1:    Legal Proceedings

           None.

ITEM 2:    Changes in Securities

           None.

ITEM 3:    Defaults Upon Senior Securities

           None.

ITEM 4:    Submission of Matters to a Vote of Security Holders

           None.

ITEM 5:    Other Information.

           None.

ITEM 6:    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                27 -    Financial Data Schedule (for SEC use only)

           (b)  Reports on Form 8-K

                None.

                          THE CORVALLIS CLINIC, P.C.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as ameneded, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE CORVALLIS CLINIC, P.C.
                                 (Registrant)


Date: November 13, 1997                By:  /s/ JOHN R. LADD
                                           --------------------------------
                                            John R. Ladd, M.D.,
                                            President



Date: November 13, 1997                By:  /s/ GUNNAR HANSEN
                                           --------------------------------
                                            Gunnar Hansen
                                            Chief Financial Officer and
                                             Controller