Form 10-K405
period 1997-12-31
PHYSICIAN PARTNERS CORVALLIS PC
filed 1998-03-31
CIK 1029816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                ------------------------------------------------
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            --------------------------------------------------------
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to __________________

                       Commission File Number 333-15595-02

                           THE CORVALLIS CLINIC, P.C.
                  FORMERLY "PHYSICIAN PARTNERS CORVALLIS, PC."
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oregon                                        93-1221257
---------------------------------               -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID No.)
  incorporation or organization)

444 NW Elks Drive
Corvallis, Oregon                                            97330
---------------------------------------           -----------------------------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:

                                 (541) 754-1374

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None
-------------------------------------------------------------------------------
(Title of Class)

None
-------------------------------------------------------------------------------
(Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the Registrant's Common Stock outstanding as of March 30, 1998 was 63.


                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                                                                                             PAGE
                                     PART I
Item 1:    Business                                                                            3
Item 2:    Properties                                                                          7
Item 3:    Legal Proceedings                                                                   8
Item 4:    Submission of Matters to a Vote of Security Holders                                 8


                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters               8
Item 6:    Selected Financial Data                                                             9
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                         10
Item 8:    Financial Statements and Supplementary Data
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                         15


                                    PART III

Item 10:   Directors and Executive Officers of the Registrant                                 15
Item 11:   Executive Compensation                                                             16
Item 12:   Security Ownership of Certain Beneficial Owners and Management                     17
Item 13:   Certain Relationships and Related Transactions                                     17

                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   18


ITEM 1: BUSINESS

OVERVIEW

The Corvallis Clinic, P.C. ("Corvallis" or "Company"), an Oregon Professional corporation, is a multi-specialty medical clinic which emphasizes internal and family medicine. Corvallis was founded pursuant to certain reorganization and merger transactions ("Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis"), and, together with Old Medford and Old HealthFirst, referred to herein, collectively as "Old PCs", and Physician Partners, Inc.("PPI"). Old Corvallis was founded in 1947.

This transaction, which was consummated on February 1, 1997, resulted in a separation of operations of the Old PCs between medical professional services activities (i.e., providers of medical services) and the physician practice management activities of the business. The professional services activities were spun off into newly formed professional corporations (New PCs). Corvallis is one of the New PCs. The physician practice management business, along with substantially all of the assets and liabilities of the Old PCs, i.e., cash, receivables, inventories, prepaids, property, plant and equipment, other assets, payables, accruals, debt, and certain contractual commitments were transferred to PPI. The New PCs are responsible for providing medical services and the related costs for provider compensation and benefits. The assets transferred to the New PCs, which had zero carrying value, include the employment agreements between each Company and its providers, certain provider contracts under which the New PCs will be receiving fee-for-service compensation and patient medical records.

An integral part of the reorganization is a 40-year management agreement ("Management Agreement") whereby PPI provides physician practice management services to the New PCs. Services to be provided include management and administrative services, capital resources, facilities, equipment and supplies. Other benefits of the Merger include a greater access to capital, economies of scale provided by the consolidated operations of the Old PCs, and shared strengths of management expertise. As consideration, PPI is entitled to (a) reimbursement of all managerial costs and expenses (Manager's Expenses) incurred by PPI and (b) a management fee equal to 16% of (i) net revenues relating to services provided by the New PCs less (ii) Manager's Expenses.

The management structure between PPI and Corvallis enables Corvallis to retain significant control over its own operation and strategic direction. Specifically, Corvallis retains its own physician board of directors. The function of the physician board includes:

   (i)   determining and managing physician compensation methodologies;
   (ii) employing and reviewing (with the assistance of PPI's Chief Medical Officer) the performance of its Medical Director and compensation for and appointment of physician managers;
   (iii) dealing with individual physician quality and behavioral issues;
   (iv) approving all growth and acquisitions by being the only body which can approve employment of physicians of the Company; and
   (v) appointing three members to the Joint Management Board of Directors and designating its Medical Director as an ex officio member.

Subject to the rights of the Company's physician board, the business of Corvallis is governed by the Joint Management Board. The Joint Management Board is designed to represent equally the clinical and physician perspective and the management and business perspective. The Joint Management Board consists of six members, with three members appointed by Corvallis (physician members of the Corvallis Board) and three members appointed by PPI (one of whom must be a local PPI group practice administrator). The medical director of Corvallis serves as a seventh ex officio, non-voting member of the Joint Management Board. The Joint Management Board provides local expertise and develops and approves all submissions to PPI regarding Corvallis' growth, annual budgets, payor relations, local strategic initiatives and capital improvements.

GENERAL

Corvallis is a multi-specialty group providing professional health care services on both a prepaid and fee-for-service basis. PPI contracts directly with health plans and preferred provider organizations ("PPOs") to provide medical services to enrollees who have selected Corvallis physicians as their primary care provider on behalf of Corvallis. Through contracts with various health plans, Corvallis physicians were responsible for the health care of approximately 38,000 health plan members as of December 31, 1997.

Under capitated contracts, Corvallis is paid a fixed fee per covered life on a monthly basis throughout the contract period. Under such agreements, the Company is responsible for providing or arranging for the provision of covered benefits to the applicable health maintenance organization ("HMO") member. Corvallis provides services on a capitated basis to PacificCare and Providence (formerly known as SelectCare) patients, including patients that have Medicare coverage through these programs. Corvallis is also at risk for HMO Oregon patients and patients enrolled in the Oregon Health Plan. Corvallis has fee arrangements with several outside providers based on fee schedules or a specified percentage of ordinary and customary charges, including certain PPOs and certain employees. In the periods ending November 30, 1995 and December 31,1996 and 1997, $18.5 million, $21.3 million and $22.9 million, respectively, of net patient revenues came from prepaid or capitated patients.

While Corvallis obtains a significant and growing portion of its revenues from managed care programs, it also continues to conduct more traditional forms of business. Corvallis is a Medicare provider and also receives fee-for-service payments from a significant percentage of patients and traditional indemnity insurers. In the periods ending November 30, 1995 and December 31,1996 and 1997, $20.7 million, $22.5 million and $20.2 million, respectively, of net patient revenues came from PPOs, other contractual relationships, individuals or private insurance carriers (fee-for-service).

The following table indicates the percentage of payor mix of the Company's aggregate net clinic revenue earned by Corvallis:

PAYOR                          1995     1996     1997
-----                          ----     ----     ----
Fee-For-Service:
     Commercial and Private      34%      42%      38%
     Medicare                    15%       8%       6%
     Medicaid                     3%       1%       1%
Prepaid (1)                      48%      49%      55%

(1) Includes enrollees under Commercial, Medicare and Medicaid programs


SERVICES

Corvallis offers a wide range of primary and specialty physician care and ancillary services through an organized physician group. Approximately 42% of the Company's physicians are primary care providers and approximately 58% practice various medical and surgical specialties. The primary care physicians are those concentrating in family practice, general internal medicine and pediatrics.

Medical and surgical specialties offered by Corvallis include:

          Allergy and Immunology                 Neurology
          Cardiology                             Obstetrics
          Clinical Psychology                    Occupational Medicine
          Dermatology                            Ophthalmology
          Dietician                              Optometry
          Endocrinology                          Orthopedics
          Gastroenterology                       Otolaryngology
          General Surgery                        Podiatry
          Gynecology                             Pulmonary Disease
          Hematology                             Rheumatology
          Immediate Care                         Urology
          Nephrology


Furthermore, Corvallis has numerous provider arrangements in the community so that it can offer additional services to patients covered under capitated contracts. In addition to medical services, Corvallis offers a number of ancillary services within its offices, including cardiopulmonary and clinical laboratories, physical therapy and radiology facilities, an optical dispensary and a pharmacy.


BUSINESS STRATEGY

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

To increase revenue, Corvallis has been working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working with Corvallis on initiatives to reduce the Manager's Expenses of Corvallis (which are paid by PPI and reimbursed by Corvallis) through regional purchasing and insurance contracts, and through the consolidation of various services.


GOVERNMENT REGULATION

Corvallis is subject to federal and state laws regulating the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the recommending, leasing, arranging, ordering or purchasing of Medicare or Medicaid covered services. Other laws impose significant penalties for false or improper billings for physician services and impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. Violations of those laws may result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in the Medicare and Medicaid programs. Significant laws applicable to the health care industry generally are described in more detail below.

Fraud and Abuse Laws
Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. In recent years, there has been increasing scrutiny by law enforcement authorities, the United States Department of Health and Human Services, various state agencies, the federal and state courts and Congress, of financial arrangements between health care providers and potential sources of patient referrals to ensure that such arrangements are not disguised mechanisms to pay for patient referrals. The Anti-Kickback Statute is broad in scope and interpretations by various courts have been ambiguous or conflicting in certain respects. To the extent PPI is deemed to be either a referral source or a separate provider under the New PC Management Agreement that is in a position to influence referrals to or from physicians, the financial arrangements under these agreements could be subject to scrutiny and prosecution under the Anti-Kickback Statute.

Physician Self-Referral Law
Significant prohibitions against physician self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by enlarging the list of services and investment interests to which the self-referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician, or a member of his or her immediate family, from making referrals for certain "Designated Health Services" to entities in which the physician has an ownership or investment interest, or with which the physician has a compensation arrangement. In addition to the conduct directly prohibited by the law, the statute also prohibits schemes that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, (ii) civil fines, and (iii) exclusion from the Medicare and Medicaid programs. "Designated Health Services" include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's own group practice (unless the practice satisfies the "in-office ancillary services" exception) and referrals in connection with physicians' employment arrangements (unless the arrangement satisfies the "in-office ancillary services" or "employment" exceptions). In addition, Stark II applies to indirect financial arrangements. To the extent physicians managed by the Company are determined to have an indirect financial relationship with physicians in separate practices which are managed by the Company, absent a Stark II exception, referrals for Designated Health Services between physicians in different practices could be prohibited. Stark II also prohibits billing the Medicare or Medicaid programs for services rendered in conjunction with prohibited referrals. Noncompliance with, or violation of, Stark II can result in exclusion from the Medicare and Medicaid programs and civil penalties. The Company believes that its operations and those of PPI and the New PCs as presently conducted do not pose a material risk of liability under Stark II, primarily because PPI does not currently provide "Designated Health Services." Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on the Company's or PPI's operations as presently conducted.

In this regard, on January 9, 1998, the Health Care Financial Administration published proposed regulations interpreting the scope and refining the application of the Stark II law. These regulations provide, in the case of Designated Health Services provided by a "group practice," that the overhead expenses and income from such group practice must be distributed according to methods that indicate that the practice is a unified business and not based on each satellite office operating as if it were a separate enterprise. Only "group practices" as defined by Stark II can utilize the general exception under the law for "in-office ancillary services." There can be no assurance that the distribution methodology of the Company and other New PCs will meet the unified business requirement or that each of the Company and other New PCs otherwise will be deemed to be a "group practice" if challenged. A determination that sharing of overhead expenses and income by the Company and other New PCs does not comply with Stark II or failure to satisfy any other criteria necessary to qualify for the "in-office ancillary services" exception to the Stark II prohibition would preclude physician owners of the Company from referring Medicare/Medicaid patients to the Company for Designated Health Services, and could have a material adverse effect on the Company or PPI.

In addition, the proposed regulations contemplate that the issuance to physicians of stock in a company prior to such company being publicly traded may not satisfy the Stark exception for ownership interests in publicly traded companies. Thus, to the extent PPI becomes a provider of Designated Health Services, the Company physicians who have received stock in PPI before it is public may be precluded from them making Medicare/Medicaid referrals to PPI and, under certain circumstances, to other affiliated medical groups, for Designated Health Services, which could have a material adverse impact on the Company and PPI.

Medicare/Medicaid Reimbursement
State and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, upon health care providers who fraudulently or wrongfully bill governmental or other third-party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. While management of Corvallis has attempted to comply with billing requirements, there is no assurance that the Company will not be challenged or scrutinized by governmental authorities. Moreover, Medicare and other reimbursement rules impact the fee structure of medical billing. To the extent Corvallis' billing arrangements may need to be modified to comply with existing or modified regulations, there could be a material adverse financial effect on the Company.

Oregon Insurance Law
The Oregon Department of Consumer and Business Affairs, Insurance Division (the "Insurance Division"), regulates the transaction of insurance pursuant to the Oregon Insurance Code. Pursuant to Insurance Division Bulletin 96-2 (the "Bulletin") issued in April 1996 by the Oregon Insurance Commissioner, health care providers that are compensated on a capitated basis by a health insurer or health care service contractor ("HCSC") are not required to obtain a certificate of authority to transact insurance if the capitation is internal to a policy of insurance that is delivered by an authorized insurer of HCSC. The Bulletin also states that discounted fee-for-service arrangements with reasonable limits on discounts (i.e., not open-ended discounts) also do not require a certificate of authority. Corvallis' arrangements should fall into these categories and therefore are exempt from regulation as an insurance company. There is no assurance, however, that the position of the Insurance Division will not change in the future.

Proposed Legislation
In addition to current federal regulations, the Clinton Administration and several members of Congress have proposed legislation for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain such health care proposals, such as reductions in Medicare and Medicaid payments and additional prohibitions on direct or indirect physician ownership of facilities to which they refer patients, if adopted, could have a significant impact on the health care industry. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation on the industry.


COMPETITION

The health care industry is highly competitive. The industry is also subject to continuing changes in the services that are provided and how providers are selected and paid. In the Corvallis market, the Company is the largest physician-owned multi-specialty group in its service area. The Company's main competition comes from three provider hospital organizations ("PHOs") located in Corvallis, Albany and Lebanon, Oregon. In addition, a multi-specialty independent practice association ("IPA") known as Quality Care Associates competes with the Company's specialists in specialties such as orthopedics, ophthalmology, surgery and dermatology. There can be no assurance that the Company will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult for the Company to maintain its current financial condition.


EMPLOYEES

Provider Employees
As of December 31, 1997, the Company had 80 full-time and 3 part-time professional providers. Corvallis physicians initially serve one-year associate employment contracts. These contracts offer a specified guaranteed salary and an incentive bonus. At the end of the associate year, the physician becomes eligible to become a shareholder. A rigorous peer review is completed prior to the offering of shareholder status. The transition must be approved by both the individual physician and a two-thirds vote of the shareholders. Certain other Corvallis provider employees, including psychologists and podiatrists, are eligible for shareholder status on terms similar to those of physicians.

Non-Provider Employees
According to the terms of the Reorganization and Merger Agreement, all non-provider staff is employed by PPI.

The Company considers its relations with its employees to be excellent.


INSURANCE

The business of the Company entails an inherent risk of claims of provider professional liability. To protect the Company's overall operations from such potential liabilities, PPI maintains professional liability insurance and general liability insurance on a claims-made basis. Management does not believe professional liability exposure is significant; however, there can be no assurance that a future claim will not exceed the limits of available insurance coverage or that such coverage will continue to be available. PPI carries worker's compensation insurance and maintains multiperil liability, fiduciary liability, employee dishonesty, professional liability, general liability and directors and officers' insurance. The Company believes these types of insurance to be customary and reasonable for a business of its kind.


ITEM 2: PROPERTIES

All assets and liabilities of Old Corvallis (other than physician-related assets) were transferred to PPI pursuant to the Reorganization and Merger Agreement. PPI is, therefore, responsible for all lease payments on real properties that Corvallis occupies. Corvallis reimburses PPI for all manager's expenses incurred on its behalf.

The executive offices of Corvallis are located at 444 NW Elks Drive, Corvallis, Oregon 97330. The Company believes these arrangements and other available space mentioned below are adequate for its current uses and anticipated growth.

The main offices of the Company are two buildings located near one another in Corvallis, Oregon. The Asbury Building, which was named after one of the founding physicians of the clinic, consists of over 80,000 square feet of medical office space. It houses the Immediate Care Center which is open 360 days a year and the majority of the Company's primary care and specialty physicians. The Aumann Building is located adjacent to the Asbury building and consists of over 40,000 square feet with some medical offices as well as the administrative offices. The Asbury and Aumann Buildings are located adjacent to a medical campus on which Good Samaritan Hospital Corvallis, Good Samaritan's Radiation Oncology Center, and the Samaritan Medical Group are located.

The Company maintains two geographically dispersed satellite offices. Philomath Family Medicine supports the practice of four family practice physicians. Albany Family Medicine supports the practice of five family practice physicians. The Company has recently exercised the option for additional space in the Albany facility which will support six physicians.

The Company has an Occupational Medicine Facility located in Corvallis. It is a full service Occupational Medicine Department which is open five days a week. Other than a short-term lease agreement with Pacific Communities Hospital in Newport, Oregon where the Company provides an oncologist one day per week, all Corvallis facilities are leased through HealthCare Partners, LLC. The ownership and control of HealthCare Partners, LLC are shared equally between PPI and Good Samaritan Hospital Corvallis. Decisions regarding the business of HealthCare Partners, LLC require an agreement of both members.


ITEM 3: LEGAL PROCEEDINGS

Corvallis is engaged in the defense of lawsuits arising in the ordinary course and conduct of its business. Corvallis believes that such actions will not have a material effect on its business.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no public trading market for the Company's common stock.

ITEM 6: SELECTED FINANCIAL DATA

                                                                                   For the Thirteen and
                                              For the Twelve Months Ended           Twelve Months Ended
                                                     November 30,                      December 31,
                                          ------------------------------------    ------------------------
(Thousands of dollars)
                                            1993         1994         1995          1996          1997
                                          ----------    --------    ----------    ---------    -----------
STATEMENT OF OPERATIONS DATA:
REVENUES:
 Fee-For-Service, net                       $ 16,422     $ 19,545     $ 20,704     $ 22,452     $ 20,231
 Prepaid Health Care                          13,517       15,799       18,470       21,257       22,883
                                            --------     --------     --------     --------     --------
 Total Net Revenues                           29,939       35,344       39,174       43,709       43,114
 Less Provider Compensation and Benefits      (7,122)     (13,729)     (13,209)     (11,419)     (10,269)
                                            --------     --------     --------     --------     --------
 Net Revenue less Provider Compensation
   and Benefits                               22,817       21,615       25,965       32,290       32,845
 Total Operating Expenses                     20,159       22,334       27,779       32,991       32,357
 Operating Income (Loss)                       2,658         (719)      (1,814)        (701)         488
 Other Non-Operating Income (Expense)           (719)        (558)        (293)      (1,103)        (264)
                                            --------     --------     --------     --------     --------
 Income (Loss) Before Taxes                    1,939       (1,277)      (2,107)      (1,804)         224
                                            --------     --------     --------     --------     --------
 Income Tax Expense                              759           --           --           --           --
                                            --------     --------     --------     --------     --------
 Net Income (Loss)                             1,180       (1,277)      (2,107)      (1,804)         224
                                            ========     ========     ========     ========     ========
BALANCE SHEET DATA:
 Working capital (deficit)                     1,666         (296)      (1,251)      (3,565)           1
 Total assets                                 21,697       21,808       26,549       26,491          805
 Long term debt, net                           8,374        8,310          729        1,388            -
 Capital leases and direct financing
   obligations, net                              245          155       14,258       13,959            -
 Shareholders' equity                          5,251        4,329        2,316       (1,099)           1


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes some forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially from historical results or from the results discussed in such forward-looking statements or outcomes otherwise currently expected or sought by Corvallis.


OVERVIEW

Corvallis, an Oregon professional corporation, is a multi-specialty medical clinic. Corvallis was founded in 1997 pursuant to certain reorganization and merger transactions ("Transactions") contemplated by the Amended and Restated Agreement and Plan of Reorganization and Merger (the "Reorganization and Merger Agreement") among Medford Clinic, P.C. ("Old Medford"), HealthFirst Medical Group, P.C. ("Old HealthFirst"), The Corvallis Clinic, P.C. ("Old Corvallis"), and, together with Old Medford and Old HealthFirst, referred to herein, collectively as ("Old PCs"), and Physician Partners, Inc. ("PPI"). Old Corvallis was founded in 1947. Pursuant to the terms of the Reorganization and Merger Agreement, each Old PC affected (a) a reorganization (the "New PC Reorganization") of its corporate structure by (i) incorporating a wholly-owned professional corporation subsidiary (a "New PC"), (ii) transferring to the New PC certain assets and liabilities (including physician employment agreements) relating to the provider professional services business, (iii) making a pro rata distribution to its shareholders of all of the capital stock of the New PC, (iv) converting such Old PC from a professional corporation to a business corporation and (v) entering into a 40 -year management agreement (the "Management Agreement") with PPI and (b) a merger with and into PPI, resulting in consolidation of the operations (other than the provider professional services businesses) of the Old PCs.

Corvallis currently consists of 83 professional providers who offer a wide range of primary and specialty care services. In addition, Corvallis offers ancillary services such as physical therapy, optical, pharmacy, laboratory and imaging. Corvallis' operations are located in and around Corvallis, Oregon.

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

To increase revenue, Corvallis is working with PPI to recruit additional physicians and merge other physician groups in the area into their clinic. PPI is working with Corvallis on initiatives to reduce the Manager's Expenses of Corvallis through regional purchasing and insurance contracts, and through the consolidation of various services.

In 1997, PPI began modifying the computer system programming at Corvallis to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on Corvallis' ongoing results of operations.

RESULTS OF OPERATIONS

The following table shows the percentage of net revenue represented by various expense categories reflected in the Company's Statements of Operations. The following table represents twelve months ending November 30, 1995 and thirteen and twelve months ended December 31, 1996 and 1997, respectively.

                                                 November 30,               December 31,
                                                    1995               1996               1997
                                               --------------    ---------------    ---------------
Net Revenues, less Provider Compensation           100.0%             100.0%             100.0%

Operating Expenses:
    Clinic salaries, wages and benefits             48.45              48.38              41.42
    Purchased medical services                      18.17              19.15              19.49
    Medical and office supplies                     14.80              14.32              13.85
    General and administrative expenses             13.71              10.27               9.71
    Lease and rent expense                           0.76               0.90               0.78
    Provision for uncollectible accounts             6.81               3.93               3.29
    Depreciation and amortization                    4.29               5.22               4.88
    Management fee                                     --                 --               5.09
                                               --------------    ---------------    ---------------
       Total operating  expenses                   106.99             102.17              98.51
                                               --------------    ---------------    ---------------
       Operating income (loss)                      (6.99)             (2.17)               1.49
Other Income (Expense)
    Interest income                                  0.25               0.14                 .22
    Interest expense                                (4.71)             (5.93)              (5.47)
    Equity in income of affiliates                   0.90               0.93                1.14
    Other                                            2.43               1.44                3.30
                                               --------------    ---------------    ---------------
       Net income (loss) before income             (8.12)             (5.59)               0.68
       taxes
                                               --------------    ---------------    ---------------
    Income tax expense                                  --                  --                  --
                                               --------------    ---------------    ---------------
Net income (loss)                                 (8.12)%            (5.59)%              0.68%
                                               ==============    ===============    ===============



Twelve Months ended December 31, 1997 Compared to Thirteen Months Ended December 31, 1996

Net Revenues less Provider Compensation increased $0.5 million or 1.6% to $32.8 million in the twelve months ended December 31, 1997 from $32.3 million in the thirteen months ended December 31, 1996. After annualizing 1996 to twelve months, Net Revenues less Provider Compensation increased $3.0 million. Net for Revenues less Provider Compensation consists of Fee-for-Service revenue net of contractual discounts and Prepaid Healthcare revenues less Provider Compensation. Net Fee-for-Service revenues decreased $2.3 million or 10.2% to $20.2 million in the twelve months ended December 31, 1997 compared to $22.5 million in the thirteen months ended December 31, 1996. After annualizing 1996 to twelve months, Net Fee-for-Service revenues were $20.8 million compared to $20.2 million in 1997. Prepaid Healthcare revenues increased $1.6 million or 7.6% to $22.9 million in the twelve months ended December 31, 1997 compared to $21.3 million in the thirteen months ended December 31, 1996. The increase in Prepaid Healthcare revenues is $3.2 million or 16.2% from 1996 to 1997 after annualizing 1996 to twelve months. Net Fee-for-Service revenues decreased due to 4,600 Blue Cross/Blue Shield HMO Oregon members changing from fee-for-service to a capitated plan in March 1997. The decrease was partially offset by an increase in full time equivalent ("FTE") providers of 1.5% and increased production per provider of 2.0%. The Blue Cross/Blue Shield HMO Oregon members change to a capitated plan resulted in an increase in Prepaid Healthcare revenues. The remaining increase in Prepaid Healthcare revenue is due to increased capitation rates which were slightly offset by poor risk pool performance. Management has negotiated additional capitation rate increases in the 1998 managed care contracts.

Provider Compensation and Benefits
Provider Compensation and Benefits decreased $1.1 million or 9.7% to $10.3 million in the twelve months ended December 31, 1997 from $11.4 million in the thirteen months ended December 31, 1996. This decrease is due to 1996 results including an additional month of activity compared to 1997.

Operating Expenses
The operating expenses of Corvallis represent the costs incurred by PPI and reimbursed by the Company per the terms of the Management Agreement.

Operating expenses as a percentage of Net Revenues less Provider Compensation decreased 3.7% in the year ended December 31, 1997 compared to the thirteen months ended December 31, 1996. The decrease is primarily the result of a decrease in Clinic Salaries, Wages and Benefits due to staff reductions through attrition, staff consolidation and the loss of 20 employees in the fourth quarter due to the five physician dissenters. Effective October 1, 1997, five Corvallis physicians dissented from the PPI vote and separated from Corvallis. The employees who worked directly for these physicians also separated from the Company. Corvallis has entered into a form of subcapitation arrangement with the separated physicians. The arrangement will result in decreased Fee-for-Service revenues, Provider Compensation and Clinic Salaries, Wages and Benefits and increased Purchased Medical Services. However, it is anticipated that the subcapitation arrangement will result in little or no impact to Corvallis' operating results.

A management fee of $1.7 million for the twelve months ended December 31, 1997 was paid to PPI in accordance with the Management Agreement. There was no such management fee in 1996 as the Management Agreement was not effective until February 1, 1997. As Corvallis' results improve, the management fee will increase in direct relation.

Other Income and Expenses
Other Income increased as a result of rental income charged to the Corvallis Family Medicine physicians who dissented from the PPI merger for the building they currently occupy and income received from the buy-out of a physician restrictive covenant (covenant not to compete) from a physician who left the Company in 1997.

In 1997, other income included a $0.6 million one-time transition payment from PPI.

Thirteen Months Ended December 31, 1996 Compared to Twelve Months Ended November 30, 1995

Net Revenues less Provider Compensation increased $6.3 million or 24.2% to $32.3 million in the thirteen months ended December 31, 1996 from $26.0 million in the twelve months ended November 30, 1995. After annualizing 1996 to twelve months, Net Revenues less Provider Compensation increased $3.8 million. Net Revenues less Provider Compensation consists of Fee-for-Service revenue net of contractual discounts and Prepaid Healthcare revenues less Provider Compensation and Benefits. Net Fee-for-Service revenues increased $1.8 million or 8.7% to $22.5 million in the thirteen months ended December 31, 1996 compared to $20.7 million in twelve months ended November 30, 1995. After annualizing 1996 to twelve months, Net Fee-for-Service revenues were $20.8 million compared to $20.7 million in 1995. Prepaid Healthcare revenues increased $2.8 million or 15.1% to $21.3 million in the thirteen months ended December 31, 1996 compared to $18.5 million in 1995. Prepaid Healthcare revenues increased $1.2 million or 6.5% in 1996 from 1995 after annualizing 1996 to twelve months. The increase in Fee-for-Service income is attributable to an increase in production which was partially offset by an increase in contractual adjustments. The increase in Prepaid Healthcare revenue correlates with an increase in the number of capitated lives partially offset by a decrease in certain capitation rates.

Provider Compensation and Benefits
Provider Compensation and Benefits decreased $1.8 million or 13.6% to $11.4 million in the thirteen months ended December 31, 1996 from $13.2 million in the twelve months ended November 30,1995. The decrease is the result of changes to the compensation plan calculation mechanics.

Operating Expenses
Total operating expenses as a percentage of Net Revenue less Provider Compensation decreased 4.82% in the thirteen months ended December 31, 1996 compared to the twelve months ended 1995. The decrease was primarily attributable to decreases in General and Administrative expenses and Provision for Uncollectible Accounts which were offset by an increase in Purchased Medical Services. The decrease in Provision for Uncollectible Accounts is due to a large volume of write-offs that occurred in the prior year. The decrease in General and Administrative expenses was due to high legal costs in the prior year associated with the formation of HealthCare Partners, LLC and increased recruitment costs. The increase in Purchased Medical Services was a result of the additional use of externally provided managed cares services which was caused by an increase in production and managed care lives.


LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transactions, PPI succeeded to the ownership of substantially all assets and liabilities and PPI assumed all financing activities relating to the working capital needs of Corvallis. Per the Management Agreement, PPI will purchase the necessary capital equipment to support Corvallis' operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       THE CORVALLIS CLINIC, P.C.

                       FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1996 AND 1997
                       TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Corvallis Clinic, P.C.:

We have audited the accompanying balance sheets of The Corvallis Clinic, P.C. (an Oregon professional corporation) as of December 31, 1996 and 1997, and the related statements of operations, accumulated deficit and cash flows for the year ended November 30, 1995, the thirteen-month period ended December 31, 1996 and the year ended December 31, 1997. These financial statements are the responsibility of Corvallis' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Corvallis Clinic, P.C. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the year ended November 30, 1995, the thirteen-month period ended December 31, 1996, and the year ended December 31, 1997 in conformity with generally accepted accounting principles.


                                      ARTHUR ANDERSEN LLP


Portland, Oregon,
  February 12, 1998

                           THE CORVALLIS CLINIC, P.C.


                BALANCE SHEETS - AS OF DECEMBER 31, 1996 AND 1997

                 (All dollar amounts are expressed in thousands)

                                                                                        1996     1997
                                                                                        ----     ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   187   $  1
  Patient accounts receivable, net of allowances for contractual discounts and uncollectible accounts of $2,544 at December 31,
    1996                                                                                 4,232      -
  Healthcare and other receivables                                                       2,089      -
  Inventories of drugs and supplies                                                        219      -
  Prepaid expenses and deposits                                                            196      -
  Prepaid provider compensation                                                              -    804
                                                                                       -------   ----
          Total current assets                                                           6,923    805
                                                                                       -------   ----
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
  and amortization of $9,220 at December 31, 1996                                       18,914      -
                                                                                       -------   ----
OTHER ASSETS:
  Investments in affiliates                                                                654      -
                                                                                       -------   ----
                                                                                           654      -
                                                                                       -------   ----
          Total assets                                                                 $26,491   $805
                                                                                       =======   ====

                 LIABILITIES, REDEEMABLE STOCK, COMMON STOCK AND ACCUMULATED DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt and capital and direct
    financing lease obligations                                                        $   899   $  -
  Line of credit                                                                         3,330      -
  Accounts payable and accrued expenses                                                  1,748      -
  Accrued healthcare costs                                                               3,058      -
  Accrued compensation and related expenses                                              1,114      -
  Deferred revenue                                                                         339      -
                                                                                       -------   ----
          Total current liabilities                                                     10,488      -

                                                                                       -------   ----
PAYABLE TO PPI                                                                               -    804

LONG-TERM DEBT, net of current portion                                                   1,388      -

CAPITAL AND DIRECT FINANCING LEASE OBLIGATIONS, net of
  current portion                                                                       13,959      -
DEFERRED COMPENSATION AND OTHER                                                          1,755      -
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCKS                                                                        6,959      -
COMMON STOCK, no par value; 500 shares authorized; 0 and 63 shares
  issued and outstanding at December 31, 1996 and 1997, respectively                         -      1
ACCUMULATED DEFICIT                                                                     (8,058)     -
                                                                                       -------   ----
          Total liabilities, redeemable stock, common stock and
            accumulated deficit                                                        $26,491   $805
                                                                                       =======   ====


      The accompanying notes are an integral part of these balance sheets.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF OPERATIONS

            FOR THE YEAR ENDED NOVEMBER 30, 1995, THE THIRTEEN MONTHS

            ENDED DECEMBER 31, 1996 AND YEAR ENDED DECEMBER 31, 1997

   (All dollar amounts are expressed in thousands, except earnings per share)



                                                             1995              1996           1997
                                                            -------          -------         -------
REVENUES:
  Fee-for-service, net                                  $    20,704      $    22,452       $  20,231
  Prepaid healthcare, net                                    18,470           21,257          22,883
                                                        -----------      -----------       ---------
          Net revenues                                       39,174           43,709          43,114

  Less- Provider compensation and benefits                   13,209           11,419          10,269
                                                        -----------      -----------       ---------
          Net revenues less provider
            compensation and benefits                        25,965           32,290          32,845
                                                        -----------      -----------       ---------

EXPENSES:
  Clinic salaries, wages and benefits                        12,579           15,620          13,604
  Purchased medical services                                  4,717            6,183           6,402
  Medical and office supplies                                 3,842            4,623           4,550
  General and administrative expenses                         3,560            3,315           3,190
  Lease and rent expense                                        198              290             255
  Provision for uncollectible accounts                        1,768            1,270           1,079
  Depreciation and amortization                               1,115            1,690           1,604
  Management fee                                                  -                -           1,673
                                                        -----------      -----------       ---------
          Total operating expenses                           27,779           32,991         32,357
                                                        -----------      -----------       ---------

          Operating income (loss)                            (1,814)            (701)           488

OTHER INCOME (EXPENSE):
  Interest income                                                66               46              72
  Interest expense                                           (1,223)          (1,916)         (1,798)
  Equity in income of affiliates                                232              301             376
  Other                                                         632              466           1,086
                                                        -----------      -----------       ---------
          Net income (loss) before provision
            for income taxes                                 (2,107)          (1,804)            224
                                                        -----------      -----------       ---------
PROVISION FOR INCOME TAXES                                        -                -               -
                                                        -----------      -----------       ---------
NET INCOME (LOSS)                                           $(2,107)         $(1,804)        $   224
                                                        ===========      ===========       =========

EARNINGS PER SHARE                                      $(30,985.29)     $(27,333.33)      $3,555.56
                                                        ===========      ===========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING                            68               66              63
                                                               ==               ==              ==


        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.


                            STATEMENTS OF CASH FLOWS

            FOR THE YEAR ENDED NOVEMBER 30, 1995, THE THIRTEEN MONTHS

            ENDED DECEMBER 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)

                                                                         1995        1996       1997
                                                                        -------     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $(2,107)    $(1,804)   $   224
  Adjustment to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
      Depreciation and amortization                                       1,115       1,690        144
      Equity in income of affiliates                                       (232)       (301)       (29)
      Equity in income of affiliate offset against
        operating expenses                                                    -          69          -
      Equity in income of affiliate offset against
        interest expense                                                   (289)       (547)       (34)
      Loss on sale of equity interest in affiliate                            -          18          -
      Changes in operating assets and liabilities:
        Patient accounts receivable, net                                    364          72       (179)
        Healthcare and other receivables                                    426        (910)       252
        Inventories of drugs and supplies                                    33           5         97
        Prepaid expenses and deposits                                       (72)        283          8
        Prepaid provider compensation                                         -           -       (804)
        Other assets                                                        (66)         90          -
        Accounts payable and accrued expenses                               423        (440)      (293)
        Income taxes payable                                                 32         (32)         -
        Payable to PPI                                                        -           -        804
        Accrued healthcare costs                                            799       1,777       (413)
        Accrued compensation and related expenses                        (3,002)       (794)         3
        Deferred revenue                                                     50         (58)         -
        Deferred compensation and other                                     140         125        (68)
                                                                        -------     -------    -------
          Net cash used in operating activities                          (2,386)       (757)      (288)
                                                                        -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (3,203)     (1,070)       (24)
  Purchases of investments                                                 (123)          -          -
  Cash distributions received from investments                              400         615          -
  Cash distributions received from sale of equity
    interest in affiliate                                                     -          53          -
                                                                        -------     -------    -------
          Net cash used in investing activities                          (2,926)       (402)       (24)
                                                                        -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) from borrowings under line of
    credit nt                                                             1,409       1,921        (30)
  Proceeds from issuance of long-term debt                                1,200       1,400          -
  Principal payments on long-term debt and direct
    financing lease obligation                                             (239)       (674)       (98)
  Proceeds from issuance of common stock                                      -          10          1
  Payments for redemption of common stock                                   (23)       (123)         -
  Payments for redemption of preferred stock                                (19)        (57)         -
  Proceeds from repayments of notes receivable from
     stockholders                                                           136          81          8
  Cash received in formation of HealthCare Partners, LLC                  2,734           -          -
  Costs incurred related to Physician Partners, Inc.
    transaction                                                               -      (1,389)       (85)
  Drafts payable assumed by Physician Partners, Inc.
    in merger                                                                 -           -        330
                                                                        -------     -------    -------
          Net cash provided by financing activities                       5,198       1,169        126
                                                                        -------     -------    -------

                                                                     (continued)

                           THE CORVALLIS CLINIC, P.C.

          FOR THE YEAR ENDED NOVEMBER 30, 1995, FOR THE THIRTEEN MONTHS

          ENDED DECEMBER 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)

                                                                          1995        1996      1997
                                                                        -------     -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    $  (114)    $    10    $  (186)

CASH AND CASH EQUIVALENTS, beginning of period                              291         177        187
                                                                        -------     -------    -------
CASH AND CASH EQUIVALENTS, end of period                                $   177     $   187    $     1
                                                                        =======     =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                $   891     $ 2,327    $ 2,164
  Cash paid (received) for income taxes                                     (42)         54          -


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During 1995, Corvallis formed a limited liability company by contributing certain real property and associated debt in exchange for a 50% ownership interest in the new entity (Note 13).

   Notes receivable from shareholders for purchase of stock during 1995 and 1996 were $23 and $13, respectively.

   Corvallis received a noncash distribution from an affiliate during 1996 of $69.

   Redemption of common stock in exchange for a payable of $132 during 1996.

   In February 1997, Corvallis assigned all assets and liabilities to PPI as part of the reorganization and merger transaction. The book value of Corvallis' assets and liabilities at the date of the transaction are presented below:

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

                           THE CORVALLIS CLINIC, P.C.


                        STATEMENTS OF ACCUMULATED DEFICIT

            FOR THE YEAR ENDED NOVEMBER 30, 1995, THE THIRTEEN MONTHS

            ENDED DECEMBER 31, 1996 AND YEAR ENDED DECEMBER 31, 1997

                 (All dollar amounts are expressed in thousands)



BALANCE, November 30, 1994                                                                    $  (459)

  Accretion of common stock                                                                      (778)

  Net loss                                                                                     (2,107)
                                                                                              -------
BALANCE, November 30, 1995                                                                     (3,344)

  Accretion of common stock                                                                    (1,520)

  Costs incurred related to Physician Partners, Inc. transaction                               (1,390)

  Net loss                                                                                     (1,804)
                                                                                              -------
BALANCE, December 31, 1996                                                                     (8,058)

  Net income                                                                                      224

  Transfer of ownership to Physician Partners, Inc., during merger
    (Note 1)                                                                                    7,834
                                                                                              -------
BALANCE, December 31, 1997                                                                    $     -
                                                                                              =======


        The accompanying notes are an integral part of these statements.

                           THE CORVALLIS CLINIC, P.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997
                 (All dollar amounts are expressed in thousands)

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

Corvallis consists of approximately 83 professional providers who offer a wide range of primary and specialty care. In addition, Corvallis offers ancillary services such as physical therapy, optical, pharmacy, laboratory and imaging.

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

Change in Fiscal Year End

Effective December 1, 1995, Corvallis changed its fiscal year end from November 30 to December 31. Accordingly, the 1996 fiscal year ended December 31, includes the results of operations for thirteen months.

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

Prepaid Provider Compensation

Prepaid provider compensation includes the amount paid to providers which are in excess of the earned amount computed in accordance with the Management Agreement (Note 1). The balance will be reversed in future years when the amount paid is less than the earned amount.

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

Payable to PPI

Corvallis signed a note payable to PPI, bearing interest at 7.6%. Interest only payments are due in 1998 and monthly installments of principal and interest payments are due beginning January 1999 for three years.

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

Other Income

Other income includes a $600 one time payment from PPI. The payment was part of a transition plan developed by PPI to assist Corvallis in its transition to the Management Agreement.

Provider Compensation and Benefits

Provider compensation and benefits consist of the direct costs of patient care providers such as physicians and other allied health professionals. A substantial portion of these costs are paid to providers who are stockholders.

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

Financial Statement Presentation

The accompanying financial statements reflect the assets and liabilities as of December 31, 1996 and results of operations for the year ended November 30, 1995, the thirteen months ended December 31, 1996 for The Corvallis Clinic, P.C. prior to the reorganization transaction ("Old Corvallis"). The Statement of Operations and Cash Flows for the year ended December 31, 1997, include results of operations for Old Corvallis from January 1 to January 31, 1997. The remainder of the period represents the operations of The Corvallis Clinic, P.C. ("New PC") subsequent to the effective date of the reorganization transaction, February 1, 1997.

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

The majority of the HMO contracts are delegated professional risk with limited institutional risk based upon utilization parameters mutually agreed upon by the hospital health plan and Corvallis.

Corvallis has accrued the claims associated with services provided by outside providers for which Corvallis is responsible, and an estimate of incurred but not reported claims is included in accrued healthcare cost in the accompanying financial statements.

Corvallis follows the policy of netting prepaid healthcare revenues and purchased medical services expenses for the institutional portion of capitated agreements. Liabilities associated with these contracts are included in accrued healthcare costs in the accompanying financial statements. Corvallis' revenue associated with these contracts was approximately $11,945, $16,699 and $16,235 for the year ended November 30, 1995, thirteen months ended December 31, 1996 and the year ended December 31, 1997, respectively.

Fee-For-Service

Patient service revenues are recorded in the period in which services are provided at established rates. Corvallis has agreements with third-party payors that provide payments to Corvallis at amounts different from its established rates. The difference between the established rates and the related payment amounts are reflected as contractual discounts, as shown below:

                                    Year Ended          13 Months Ended         Year Ended
                                November 30, 1995      December 31, 1996     December 31, 1997
                                -----------------      -----------------     -----------------
Fee-for-service, gross                $25,778                $28,801              $26,043
Contractual discounts                  (5,074)                (6,349)              (5,812)
                                      -------                -------              -------
Fee for service, net                  $20,704                $22,452              $20,231
                                      =======                =======              =======

A summary of the most significant fee-for-service arrangements is as follows:

        Medicare

        A significant portion of Corvallis' services are provided to Medicare patients. Payments for Medicare outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 15%, 16% and 14% of net patient service revenues were derived from services provided to fee-for-service Medicare patients in 1995, 1996 and 1997, respectively.

        Medicaid

        Payments for Medicaid outpatient services which are not covered under capitated contracts are based on a prevailing fee schedule. Approximately 3%, 2% and 2% of net patient service revenues were derived from services provided to fee-for-service Medicaid patients in 1995, 1996 and 1997, respectively.

        Other Payors

        Corvallis has also entered into payment agreements with certain commercial insurance carriers and preferred provider organizations. The basis for payment to Corvallis under these agreements includes discounts from established charges.

Major Customers

The following customers represented individually more than 10% of Corvallis' net revenue as follows:

                                          Year Ended          13 Months Ended          Year Ended
                                       November 30, 1995     December 31, 1996      December 31, 1997
                                       -----------------     -----------------      -----------------
Pacificare - Commercial                        23%                  21%                     22%
PacifiCare - Secure Horizons                   16                   10                      10
HMO Oregon                                      -                    -                      10
SelectCare                                     10                    -                       -
Oregon Health Plan                             11                    -                       -

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following at December 31, 1996:

Land and land improvements                             $   667
Buildings and leasehold improvements                    19,448
Furniture and equipment                                  8,019
                                                       -------
                                                        28,134
Less- Accumulated depreciation                          (9,220)
                                                       -------
                                                       $18,914
                                                       =======

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

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Corvallis' deferred tax assets and liabilities are as follows at December 31, 1996:

Deferred tax assets:
  Cash to accrual adjustments                                    $4,261
  Net operating loss                                                832
  Other                                                             306
                                                                -------
          Gross deferred tax assets                               5,399

Less- Valuation allowance                                        (1,778)
                                                                -------
          Net deferred tax asset                                  3,621

Deferred tax liabilities:
  Cash to accrual adjustments                                    (3,621)
                                                                -------
          Net deferred tax asset                                $     -
                                                                =======

The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                           Year Ended          13 Months Ended          Year Ended
                                        November 30, 1995     December 31, 1996      December 31, 1997
                                        -----------------     -----------------      -----------------
Federal tax at statutory rate                $(716)                $(604)                    $-
Add (deduct):
  State income tax, net of federal
     benefit                                  (126)                 (107)                     -
  Future tax benefits not recognized
                                               849                   699                      -
  Other                                         (7)                   12                      -
                                             -----                 -----                  -----
Provision for income taxes                   $   -                 $   -                  $   -
                                             =====                 =====                  =====

Nonrealized future tax benefits referred to above represent tax benefits related to net operating loss (NOL) carryforwards. These benefits have not been recognized in the accompanying financial statements because there is no assurance these NOLs can be utilized in the future.

As of December 31, 1997, the net income before provision for income taxes represents the results of operations for Old Corvallis from January 1 to January 31, 1997. The valuation reserve against the deferred tax assets was reversed in an amount equal to the current tax expense, resulting in no tax provision being reflected in the 1997 statement of operations. The operations of Corvallis for the remainder of the period have resulted in no net income and, accordingly, no current tax expense is necessary.

6. LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1996:


Note payable interest at 10%, payable in monthly installments of $31 through February
   1999, secured by equipment                                                                 $  707

Note payable, interest at 9%, payable in monthly installments of $35 through August 2000,
   secured by real equipment                                                                   1,304
                                                                                              ------
          Total long-term debt                                                                 2,011

Less- Current portion                                                                           (623)
                                                                                              ------
          Long-term debt, net of current portion                                              $1,388
                                                                                              ======

Lines of Credit

Corvallis maintained a revolving line-of-credit agreement with a bank providing up to $2,500, secured by accounts receivable and inventory. At February 1, 1997, the revolving line of credit was consolidated into a $7,500 line-of-credit as a result of the reorganization transaction (Note 1).

7.  LEASE COMMITMENTS:

Capital Lease

Corvallis leases certain equipment under an agreement which is classified as a capital lease. The lease has an original term of five years and includes a bargain purchase option. The lease was assigned to PPI on February 1, 1997. Lease equipment included in property, plant and equipment is as follows at December 31, 1996:

Equipment                                            $ 260
Less- Accumulated amortization                        (178)
                                                     -----
                                                     $  82
                                                     =====

Operating Leases

Leases that do not meet the criteria for capitalization are classified as operating leases. Such lease commitments are primarily for facilities and equipment and the related rentals are charged to operations as incurred.

Direct Financing Lease Obligation

In June of 1995, Corvallis contributed land, buildings, construction in process and related notes payable to HealthCare Partners, LLC (Note 13). At the date of transfer, Corvallis entered into 30-year lease agreements for the Asbury, Aumann, CFM and PFM buildings and a 5-year lease agreement for the Albany building. Monthly rental payments under these leases are $184. The assets were sold under a sale/leaseback arrangement and, therefore, this is being accounted for as a financing transaction wherein the assets remain on the books and continue to be depreciated. Corvallis recorded a direct financing lease obligation for cash received by Corvallis and obligations assumed by the LLC as part of the transaction.

The liability for this lease obligation was $14,142 at December 31, 1996 and was assumed by PPI at February 1, 1997.

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

Money-Purchase Pension Plan

Corvallis also has a Money-Purchase Pension Plan in which all employees are eligible to participate subject to certain eligibility criteria. Corvallis contributes 5.4% of the employee's eligible earnings up to $48 and 10.8% of eligible earnings in excess of $48. These contributions are 100% vested upon eligibility.

Corvallis' contributions for these plans for the year ended November 30, 1995 and the 13-month period ended December 31, 1996 were approximately $2,010 and $1,494, respectively.

9.  PROFESSIONAL LIABILITY:

At February 1, 1997, Corvallis' professional liability insurance policy was consolidated into a PPI policy as a result of the reorganization transaction (Note 1). The consolidated claims-made policy has no deductible and includes full prior acts coverage. Management believes the coverage is adequate to cover any potential claims.

10.  REDEEMABLE STOCK:

Corvallis has three classes of stock which are redeemable at the option of the shareholders upon retirement, termination of employment and certain other events. A summary of the activity in these stock accounts for the period November 30, 1995 through December 31, 1997, together with other information, is presented below:

                                 Class A           Class B            Class C          Notes
                             Voting Preferred   Voting Common    Nonvoting Preferred Receivable
                             ----------------------------------  -------------------
                             Shares  Carrying  Shares  Carrying  Shares   Carrying    From
                             Issued   Value    Issued    Value   Issued    Value   Stockholders Total
                             ------   -----    ------    -----   ------    -----   -----------  -------
BALANCE, November 30, 1994    68      $1,358   12,035    $3,295   8,760     $876      $(742)   $4,787

  Stock issued                 1          23        -         -       -        -        (23)        -
  Stock redeemed              (1)        (23)       -         -    (190)     (19)         -       (42)
  Accretion                    -           6        -       772       -        -          -       778
  Payments of notes            -           -        -         -       -        -        137       137
    receivable
                             ---     -------  -------   -------  ------    -----      -----    -------
BALANCE, November 30, 1995    68       1,364   12,035     4,067   8,570      857       (628)    5,660

  Stock issued                 1          23        -         -       -        -        (13)       10
  Stock redeemed              (5)       (115)    (235)     (140)   (570)     (57)         -      (312)
  Accretion                    -          79        -     1,441       -        -          -     1,520
  Payments of notes            -           -        -         -       -        -         81        81
    receivable
                             ---     -------  -------   -------  ------    -----      -----    -------
BALANCE, December 31, 1996    64       1,351   11,800     5,368   8,000      800       (560)    6,959

  Stock issued                 -           -        -         -       -        -          -         -
  Stock redeemed               -           -        -         -       -        -          -         -
  Accretion                    -           -        -         -       -        -          -         -
  Payments of notes            -           -        -         -       -        -          8         8
    receivable
  PPI stock exchange         (64)     (1,351) (11,800)   (5,368) (8,000)    (800)       552    (6,967)
                             ---     -------  -------   -------  ------    -----      -----    -------
BALANCE, December 31, 1997     -     $     -        -   $     -       -    $   -      $   -    $     -
                             ===     =======  =======   =======  ======    =====      =====    =======

The carrying value of the Class A and Class B shares were being increased (accreted) to the redemption price using the effective interest rate through the earliest estimated redemption date. At February 1, 1997, Corvallis' stock was exchanged for PPI stock.

In 1997, Corvallis issued 63 shares of no par value common stock with a total value of $1.

11.  DEFERRED COMPENSATION:

Corvallis provides compensation to eligible shareholders who retire based upon average shareholder income, as defined in the Employment Agreement, for the first three years following retirement. Provider/shareholder retirees who have 20-1/2 years of service while in service with Corvallis are eligible to receive such deferred retirement compensation. The deferred compensation recorded in the accompanying financial statements is the net present value of the future obligations recognized for the years of service.

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

Compliance with Rules and Regulations

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that Corvallis is in compliance with the fraud and abuse regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

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

13.  INVESTMENTS IN AFFILIATES:

The Company's investments in affiliates consist of investments in various entities which are accounted for on the equity method. The names of these entities, carrying values and the percent of ownership held by Corvallis are summarized below:

                                      Percent     Carrying Value at
       Investee                        Owned      December 31, 1996
       --------                        -----      -----------------

Corvallis MRI                           33%             $218
HealthCare Partners, LLC                50               436
                                                        ----
                                                        $654
                                                        ====

Additional information regarding these investments is discussed below.

Corvallis MRI:

Corvallis held a one-third interest in Corvallis MRI which was transferred to PPI on February 1, 1997. The partnership was organized in 1988 and owns and operates a magnetic resonance imaging (MRI) scanner. The MRI unit is housed in facilities leased from Good Samaritan Hospital, another partner, and operated by Corvallis Radiology, P.C., the third partner. Summarized financial information of Corvallis MRI as of and for the year ended December 31, 1996 is presented below:


Balance sheet data-
Current assets                                              $  461
Fixed assets                                                 1,034
Other assets                                                    40
                                                            ------
     Total assets                                           $1,535
                                                            ======

Current liabilities                                         $  400
Long-term debt                                                 437
Other long-term liabilities                                     45
Partners' equity                                               653
                                                            ------
     Total liabilities and Partners' equity                 $1,535
                                                            ======

                                              1995      1996
                                              ----      ----

Operations data-
Revenues                                    $1,657    $1,828
Operating expenses                            (834)     (937)
Other income (expense)                         (83)      (57)
                                            ------    ------
                                              $740      $834
                                            ======    ======

During 1995 and 1996, payments to Corvallis MRI for services provided to Corvallis were $62 and $143, respectively, and are included in purchased services.

HealthCare Partners, LLC

During the year ended November 30, 1995, Corvallis entered into a joint venture agreement with Good Samaritan Hospital, Corvallis to form a limited liability company to own and manage Corvallis' buildings and real properties and to serve as a vehicle for financing future property expansion for Corvallis. Corvallis contributed assets and liabilities in exchange for a 50% membership interest in the limited liability company. On February 1, 1997, Corvallis transferred their membership interest in HealthCare Partners, LLC to PPI.

The net book value of assets and liabilities contributed by Corvallis was $13,805 for buildings, land and construction in progress and $8,363 for related debt. In addition, Corvallis received $2,734 in cash reimbursements for the market value of the above contributed net assets in excess of the Hospital's contributed equity, as measured at the date of formation of the limited liability company.

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

Summarized financial information of HealthCare Partners, LLC as of and for the year ended December 31, 1996 is presented below:


Balance sheet data-
Current assets                                                 $   336
Financing lease receivable                                      20,840
Property and improvements                                        3,356
Other assets                                                       145
                                                               -------
          Total assets                                         $24,677
                                                               =======

Current liabilities                                            $ 2,053
Long-term debt                                                   7,843
Members' equity                                                 14,781
                                                               -------
          Total liabilities and Members' equity                $24,677
                                                               =======


Operations data-

                                       Inception,
                                       (June 1)
                                        Through
                                      December 31,     December 31,
                                          1995             1996
                                     --------------    ----------
Revenues                                   $1,258          $2,445
Expenses                                      680           1,604
                                           ------          ------
          Net income                       $  578          $  841
                                           ======          ======

Revenues include interest income of $1,149 for the period ended December 31, 1995 and $1,902 for the year ended December 31, 1996, relating to the financing lease with Corvallis. As a substantial portion of the joint venture's income is derived from payments made by Corvallis for this interest income, Corvallis' share of earnings from the joint venture is offset against interest expense in the accompanying statements of income.

Concurrent with the formation of the limited liability company, Corvallis has entered into a lease agreement relating to buildings and properties which were contributed to the limited liability company and are occupied by Corvallis.

PPI has guaranteed approximately $6,100 of long-term debt associated with the above joint venture.

Healthquest

During 1996, Corvallis' sold their interest in Healthquest to one of the other partners. Corvallis recognized a loss on the sale of their investment of $18 included in the accompanying financial statements.

14.  EARNING PER SHARE:

All share and per share data have been retroactively restated to give effect to the recapitalization resulting from the transactions.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


                                              PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Name                         Age             Title                          Term
   -----                        ---             -----                          ----
   John Ladd, M.D.              60     Prior Director and        September 18, 1996  to  March 15,1998
                                         President
   Darrel Bibler, M.D.          62     Prior Director            September 18, 1996  to  March 15,1998
   Jess Hickerson, M.D.         45     Director and President    September 18, 1996  to  Present
   Nick Benton, M.D.            36     Director, Treasurer and   March 15, 1997      to  Present
                                        Secretary
   Christopher Swan, M.D.       47     Director                  September 18, 1996  to  Present
   Markham Giblin, M.D.         34     Director                  March 15, 1997      to  Present
   William Ferguson, M.D.       50     Director                  March 15, 1998      to  Present
   Peter Hudson, M.D.           43     Director                  March 15, 1998      to  Present
   David Cutsforth, Jr., M.D.   50     Prior Director            September 18, 1996  to  March 15, 1997
   Janice Frost, M.D.           45     Prior Director            September 18, 1996  to  March 15, 1997


JOHN LADD, M.D. was a Director and President of Corvallis. Dr. Ladd is a physician practicing in Rheumatology and Internal Medicine. He received his medical degree from the University of Michigan Medical School, Ann Arbor, Michigan, in 1962. He is Board Certified by the American Board of Internal Medicine (1968) and Rheumatology (1972). He received his undergraduate degree from the University of Michigan, Ann Arbor, Michigan. His term as President and Board Director ended in March 1998.

DARREL BIBLER, M.D. was a Director of Corvallis. Bibler is a physician practicing in General Surgery. He received his medical degree from Harvard Medical School, Boston, Massachusetts, in 1961. He is Board Certified by the American Board of Surgery (1969) and was recertified in 1980. He received his undergraduate degree from Denison University, Granville, Ohio, in 1957. His term as Board Director ended in March 1998.

JESS HICKERSON, M.D. is a Director and the current President of Corvallis. Hickerson is a physician practicing Obstetrics and Gynecology. He received his medical degree from Oregon Health Sciences University, Portland, Oregon, in 1981. He is Board Certified by the American Board of Obstetrics and Gynecology
(1988). He received his undergraduate degree from Oregon State University, Corvallis, Oregon in 1976.

NICK BENTON, M.D. is a Director and current Treasurer and Secretary of Corvallis. Benton is a physician practicing in Otolaryngology- Head and Neck Surgery. He received his bachelor's degree from Portland State University in Portland, Oregon, 1982. Dr. Benton received his medical degree from Oregon Health Sciences University in 1986, and he is Board Certified by the American Board of Otolaryngology (1992). Dr. Benton was a resident in Otolaryngology and General Surgery at Kaiser Hospital in Oakland, California. Dr. Benton joined Corvallis in 1992.

CHRISTOPHER SWAN, M.D. is a Director of Corvallis. Dr. Swan is a physician practicing Family Medicine. He received his medical degree from the University of Oregon Health Sciences Center, Portland, Oregon, in 1977. He is Board Certified by the American Board of Family Practice (1981). He received his undergraduate degree from Linfield College, McMinnville, Oregon, in 1972.

MARKHAM GIBLIN, PH.D. is a Director of Corvallis. Giblin is a Clinical Psychologist. He received his bachelor's and master's degree in Clinical Psychology from the University of Georgia in 1984 and 1986, and his PhD from the University of Georgia in 1988. He has been a licensed psychologist in the state of Oregon since 1990.

WILLIAM FERGUSON, M.D. is a current Director of Corvallis. Dr. Ferguson is a physician specializing in Family Practice and Occupational Medicine. Dr. Ferguson received his bachelor's degree and medical degree from the University of North Carolina at Chapel Hill in 1969 and 1973, respectively. Dr. Ferguson was an intern at McKay-Dee Hospital, University of Utah Affiliated Hospital and completed a residency in Family Practice at McKay-Dee Hospital. Dr. Ferguson was Board Certified by the American Board of Family Practice in 1976. Dr. Ferguson joined Corvallis in 1993.

PETER HUDSON, M.D. is a current Director of Corvallis. Dr. Hudson is a physician specializing in General Surgery. He received his undergraduate degree from Florida Atlantic University in Boca Raton, Florida in 1974. He received his medical degree from the University of Kansas Medical School in 1977. Dr. Hudson completed an internship and residency at the University of Kansas Medical Center. He was Board Certified by the American Board of Surgery in 1983 and recertified in 1991. Dr. Hudson joined Corvallis in 1982.

DAVID CUTSFORTH, JR., M.D. was a Director and prior President of Corvallis. His term as Director and President ended in March 1997. He practiced as a Philomath Family Medicine physician before that entity merged with Corvallis. Dr. Cutsforth has been active in local and statewide health forums. He served as a Director for Western Oregon IPA from 1989-1993. He served as an original committee member in the formulation of the Oregon Health Plan, a national model for Medicaid reform. Dr. Cutsforth received his medical degree from the University of Oregon in 1973. He is Board Certified in Family Medicine, having completed his residency training at the University of Texas in Houston. Dr. Cutsforth has served in a variety of management roles including chair of the Department of Family Medicine and Peer Review Committee of Good Samaritan Hospital, Corvallis. He received a superior service award from the U.S. Public Health Service in 1977 and was recognized as America's Family Doctor of the Year in 1994.

JANICE FROST, M.D. was a Director of Corvallis. Her term as Director ended in March 1997. Dr. Frost is a physician practicing Cardiology and Internal Medicine. She received her medical degree from the University of Washington, Seattle, Washington, in 1983. She is Board Certified by the American Board of Internal Medicine (1986) and Cardiovascular Diseases (1990). She received her undergraduate degree from Pomona College, Claremont, California, in 1974. Dr. Frost served on the Compensation Committee and Finance Committee.


ITEM 11: EXECUTIVE COMPENSATION


COMPENSATION OF DIRECTORS

Corvallis Directors are entitled to receive compensation for serving on the Board of Directors an amount equal to 4% of adjusted shareholder income per year. The monthly compensation payments are based on a projected budget estimate. Settlement for differences, if any, are made at the end of each year. John Ladd, M.D. received an additional 4% of the average shareholder income per year for his duties as President and Director of Corvallis. Furthermore, Directors are reimbursed for reasonable and actual out-of-pocket expenses incurred in connection with duties performed as Directors.

The following table summarizes the compensation received by the Company's Board of Directors:

   Name                                      1995           1996              1997
   ----                                      ----           ----              ----
   John Ladd, M.D.                           $4,915         $5,191            $9,474
   Nick Benton, M.D.                            --              --             3,928
   Darrel Bibler, M.D.                        4,915          5,191             5,546
   Jess Hickerson, M.D.                         --           3,676             5,546
   Christopher Swan, M.D.                       --           3,676             5,546
   Markham Giblin, M.D.                         --              --             3,928
   David Cutsforth, Jr., M.D.                6,939           8,867             3,236
   Janice Frost, M.D.                        6,939           5,191             1,618


COMPENSATION OF EXECUTIVE OFFICERS

Other then the compensation provided to Dr. Ladd as President, no compensation was provided to any executive officer of Corvallis for their duties as officers in the periods ended 1995, 1996 and 1997. Reimbursements for reasonable and actual out-of-pocket expenses incurred in connection with their duties as officers were made.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Set forth below is information concerning beneficial ownership of the Company Common Stock as of March 30, 1998 by (i) each of the nominees and current Directors, (ii) each of the named executive officers, (iii) all current Directors and executive officers of the Company as a group, and (iv) all persons known by the Company to be the beneficial owners of five percent or more of Company Common Stock.

                                      Shares of Company
                                         Common Stock
CORVALLIS                             Beneficially Owned      Percent Outstanding
----------                            ------------------      -------------------
Jess Hickerson, M.D.                          1                      1.6%
Nick Benton, M.D.                             1                      1.6%
Christopher Swan, M.D.                        1                      1.6%
Markham Giblin, M.D.                          1                      1.6%
William Ferguson, M.D.                        1                      1.6%
Peter Hudson, M.D.                            1                      1.6%
All directors and executive
officers of the Company as a                  6                      9.5%
group




ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Financial Statements, Financial Statement Schedules and Exhibits
    (1)  Financial Statements
        The following financial statements of Corvallis Clinic, PC are included in Part II, Item 8 of this report:

        Report of Independent Accountants
        Balance Sheets - December 31, 1996 and 1997
        Statements of Operations - Twelve months ended November 30,
        1995, thirteen months ended December 31, 1996 and twelve months ended
        December 31 1997
        Statements of Shareholders' Equity - Twelve months ended November 30,
        1995, thirteen months ended December 31, 1996 and twelve months ended
        December 31, 1997
        Statements of Cash Flows - Twelve months ended November 30, 1995, thirteen months ended December 31, 1996 and twelve months ended
        December 31, 1997

    (2)  Financial Statement Schedules
        None required.

    (3)  Exhibits

        2.1*   Amended and Restated Agreement and Plan of Reorganization and
               Merger, dated as of September 19, 1996, as amended on November 4,
               1996, November 29, 1996 and December 31, 1996, among Physician
               Partners, Inc., The Corvallis Clinic, P.C., HealthFirst Medical
               Group, P.C. and Medford Clinic, P.C.
        3.1**  Amended and Restated Articles of Incorporation of Corvallis Clinic, P.C.
        3.2**  Bylaws of Corvallis Clinic, P.C.
       10.1    Amended and Restated 1997 Stock Option Plan for all Non-Employee
               Providers Affiliated with PPI dated November 12, 1997
       27.1    Financial Data Schedule

-----------------------
        *      Previously filed connection with Registration Statement No.
               333-15595 and hereby incorporated by reference
        **     Previously filed and hereby incorporated by reference

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Corvallis Clinic, P.C.
                                         (Registrant)

                                         By /s/ Jess Hickerson, M.D.
                                            ------------------------------------
                                            Jess Hickerson, M.D.
                                            President and Director

                                            3/30/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Jess Hickerson, M.D.             By /s/ Nick Benton, M.D.
    ---------------------------------       ------------------------------------
    Jess Hickerson, M.D.                    Nick Benton, M.D.
    President and Director                  Secretary, Treasurer and Director

    3/30/98                                 3/30/98

By  /s/ Gerald Brickey                   By /s/ Peter Hudson, M.D.
    ---------------------------------       ------------------------------------
    Gerald Brickey                          Peter Hudson, M.D.
    Chief Financial Officer and             Director
    Controller

    3/30/98                                 3/30/98

By  /s/ William Ferguson, M.D.           By /s/ Markham Giblin, M.D.
    ---------------------------------       ------------------------------------
    William Ferguson, M.D.                  Markham Giblin, M.D.
    Director                                Director

    3/30/98                                 3/30/98

By  /s/ Christopher Swan, M.D.
    ---------------------------------
    Christopher Swan, M.D.
    Director

    3/30/98